Form 10QSB
period 2002-03-31
TCI SOLUTIONS INC
filed 2002-08-19
CIK 1167257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number 0-49783

TCI Solutions, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware (State of incorporation)	33-0537151 (IRS Employer Identification No.)

17752 Skypark Circle, Suite 160,
Irvine, California 92614
(949) 476-1122
(Address and telephone number of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒      No  ☐

     The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 12,722,063 as of July 25, 2002.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TCI Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$8,891,056	$5,904,839
Accounts receivable, net of allowances of $278,860 at 3/31/02 and $239,626 at 12/31/01	5,693,969	5,201,437
Prepaid expenses and other current assets	235,161	267,888

Total current assets	14,820,186	11,374,164
Property and equipment, net	1,297,037	1,105,654
Goodwill	529,031	529,031
Other assets	76,416	120,740

Total assets	$16,722,670	$13,129,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$765,084	$1,311,797
Accrued expenses	985,217	1,394,365
Current portion of long-term debt	17,427	35,014
Deferred revenue	2,638,324	346,997

Total current liabilities	4,406,052	3,088,173

Long-term debt, net of current portion	36,102	0

Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock	14,265,215	13,205,092
Preferred stock issuable	3,690,887	0
Common stock	37,478,686	37,478,686
Warrants to purchase common stock	0	285,865
Accumulated deficit	(43,154,272)	(40,928,227)

Net stockholders’ equity	12,280,516	10,041,416

Total liabilities and stockholders’equity	$16,722,670	$13,129,589

See accompanying notes to condensed consolidated financial statements.

TCI Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Software Licenses	$817,882	$1,907,060
Maintenance	830,068	778,379
Services	1,413,881	1,436,994
Other	620,765	294,018

Total revenues	3,682,596	4,416,451
Cost of revenues:
Software Licenses	191,433	33,961
Maintenance	374,429	214,034
Services	789,051	965,403
Other	320,755	209,975

Total cost of revenues	1,675,668	1,423,373
Gross profit	2,006,928	2,993,078
Operating expenses:
Product Development	1,153,548	1,084,946
Sales and marketing	1,687,349	1,473,856
General and administrative	1,402,124	1,327,035

Total operating expenses	4,243,021	3,885,837

Loss from operations	(2,236,093)	(892,759)
Other income (expense), net	10,048	(2,057)

Loss before income taxes	(2,226,045)	(894,816)
Provision for income taxes	—	—

Net loss	$(2,226,045)	$(894,816)

Net loss per share — basic and diluted	$(0.17)	$(0.07)
Weighted average common shares outstanding — basic and diluted	12,721,963	12,719,885

See accompanying notes to condensed consolidated financial statements.

TCI Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Operating activities
Net loss	$(2,226,045)	$(894,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,296	88,560
Provision for doubtful accounts	99,000	100,000
Changes in operating assets and liabilities:
Accounts receivable	(591,532)	(1,715,616)
Prepaid expenses and other current assets	32,727	(10,945)
Other assets	44,324	6,080
Accounts payable	(546,713)	(153,455)
Accrued expenses	(409,148)	198,401
Deferred revenue	2,291,327	1,971,759

Net cash used in operating activities	(1,229,764)	(410,032)
Investing activities
Purchases of property and equipment	(227,119)	(79,004)
Financing activities
Net proceeds from issuance of preferred stock	4,465,145	(1,956)
Proceeds from sale of common stock	0	12,124
Principal payments of long-term debt	(22,045)	(34,101)

Net cash provided by (used in) financing activities	4,443,100	(23,933)

Net increase (decrease) in cash and cash equivalents	2,986,217	(512,969)
Cash and cash equivalents at beginning of period	5,904,839	1,684,515

Cash and cash equivalents at end of period	$8,891,056	$1,171,546

NONCASH INVESTING ACTIVITIES:

During the three months ended March 31, 2002, we entered into the following noncash investing activities:
     Obtained $40,560 of equipment under capital lease arrangements.

See accompanying notes to condensed consolidated financial statements.

TCI Solutions, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1. Nature of Operations and Summary of Accounting Policies

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by us in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-SB for the year ended December 31, 2001.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Revenue Recognition

We license software products under non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended and interpreted by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and guidance of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation, and disclosure of revenue in financial statements.

Software license revenue is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right.

Services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Services, which include project management, system planning, design and implementation, customer configurations and training, are billed on an hourly basis. Services revenue billed on an hourly basis is recognized as the work is performed. Customer support services include post contract support and the rights to unspecified upgrades and enhancements, when and if available. Maintenance revenues from ongoing customer support services are recorded on January 1 of each year with the revenue being deferred and recognized ratably over the maintenance period, generally one year.

2. Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

3. Segment Information and Customer Concentration

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our operating segments are managed separately because each segment represents a strategic business unit that offers different products or services.

Our reportable operating segments include software licenses, services, and other. The software licenses operating segment develops and markets our software products and includes after-sale support for software products. The services segment provides fee-based training and implementation services related to our products. The other segment represents third party hardware and software products.

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales, and gross profit, as this information is the only information provided to the chief operating decision-maker.

Operating segment data for the three months ended March 31, 2002 and 2001 is as follows:

	Licenses	Services	Other	Total

Three months-ended March 31, 2002
Revenues	$1,647,950	$1,413,881	$620,765	$3,682,596
Cost of revenues	565,862	789,051	320,755	1,675,668

Gross profit	$1,082,088	$624,830	$300,010	$2,006,928

Three months-ended March 31, 2001
Revenues	$2,685,439	$1,436,994	$294,018	$4,416,451
Cost of revenues	247,995	965,403	209,975	1,423,373

Gross profit	$2,437,444	$471,591	$84,043	$2,993,078

We provide credit in the normal course of business to all credit worthy customers. Two customers accounted for 19% and 11% of revenues for the three months ended March 31, 2002. Two customers accounted for 22% and 11% of revenues for the three months ended March 31, 2001. Approximately 14% and 13% of accounts receivable was due from two customers as of March 31, 2002. All of our customers are in the retail industry.

4. Convertible Preferred Stock

During the quarter ended March 31, 2002, we raised net proceeds of $4,465,145 from the sale of an additional 9,453,094 shares of Series B Convertible Participating Preferred Stock (Series B Preferred Stock) at $0.50 per share. Series B Preferred Stock shares sold during the quarter ended March 31, 2002 have the same rights and preferences as those sold during December 2001. Certificates related to 7,528,940 shares of Series B Preferred Stock were not issued until April 2002 and are classified as preferred stock issuable.

In connection with the issuance of the Series B Preferred Stock, we are obligated to grant warrants to purchase 675,757 shares of common stock at an exercise price of $0.25 per share to a third party in consideration for investment banking services. These warrants have not been granted. On the grant date, the fair value of these warrants using the Black-Scholes pricing model will be recorded as a reduction to the preferred stock and an increase in warrants to purchase common stock.

We also agreed to cancel warrants to purchase 396,783 shares of common stock held by the same third party which were previously granted during fiscal 1999. These warrants had an estimated fair market value of $285,865 at the date of grant using the Black Scholes pricing model. These warrants have been cancelled as of March 31, 2002.

5. Stock Option Exchange Program

On November 12, 2001, we presented an offer to exchange outstanding options to purchase common stock (Exchange Offer) issued under our 1993 Option Plan to our employees and directors. On December 10, 2001 we canceled an aggregate of 3,126,877 options to purchase shares of our common stock pursuant to the Exchange Offer. On June 28, 2002, we reissued 3,092,677 replacement options under our 1993 Option Plan to our employees and directors at $0.25 per share, which represented the then current fair market value of our common stock based on a third party valuation.

6. Line of Credit

On February 20, 2001, we entered into an agreement with USA Funding, whereby eligible accounts receivable may be factored with full recourse. Borrowings are limited to $2,500,000 and are collateralized by substantially all of our assets, including intellectual property. Borrowings bear interest at the greater of the prime rate plus 3.5% and there were no amounts outstanding under this line of credit as of March 31, 2002. We did not renew the line of credit when it expired on February 20, 2002.

7. Commitments and Contingencies

We lease certain facilities and equipment under agreements that expire at various times through October 2006, which are accounted for as operating leases.

Future minimum lease payments, under operating leases , consist of the following:

Year ending December 31:
2002	$1,079,856
2003	838,754
2004	636,824
2005	660,255
2006	400,355

Future minimum lease payments	$3,616,044

Litigation - In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our consolidated operations, cash flows and financial position.

8. Recent Accounting Developments

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

On January 1, 2002 we adopted SFAS No. 141, which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 superseded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. The adoption had no effect on our financial statements.

SFAS No. 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. We adopted the provisions of SFAS No. 142 in January 2002. Under SFAS No. 142, we are no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.

In accordance with SFAS No. 142, we are required to perform a two-step transitional impairment test. The first step of this test was completed by June 30, 2002 with the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied fair value. We determined that there was no transitional impairment of goodwill at January 1, 2002. The adoption of SFAS No. 142 in January 2002 did not have a material impact on our consolidated results of operations and financial position. Amortization expense for the three months ended March 31, 2001 was $22,238 or less than $0.01 per share.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. We adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations and financial position.

SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, SFAS No. 146 supercedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition

for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Reclassification of Reimbursed Out-of-Pocket Expenses. We have adopted the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of operations beginning January 1, 2002. We previously classified reimbursed expenses as a reduction in the cost of consulting services. The adoption of EITF No. 01-14 does not impact our total gross profit or operating income, but it will increase total revenues and as a result, slightly reduce our gross profit and operating margin percentages. Reimbursed expenses were $113,211 for the three months ended March 31, 2002. In addition, we have increased service revenues and cost of service revenues by $132,676 during the three months ended March 31, 2001.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

     This Quarterly Report on Form 10-QSB contains forward-looking statements reflecting management’s current forecast of our future. It is based on current information that we have assessed but which, by its nature, is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, number of personnel, strategic relationships with third parties, acquisitions and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” or other words that convey the uncertainty of future events or outcomes. In particular, we provide our outlook for revenues, gross profits, operating expenses, and bad debt provision, in each case for either second quarter 2002 or year 2002. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-QSB, which you should read carefully. We would particularly refer you to the section under the heading “Certain Risks That May Affect Future Results” for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-QSB should be considered in the context of these risk factors.

Critical Accounting Policies

Our discussion and analysis of results of operation and financial condition are based upon consolidated financial statements that we prepared in accordance with generally accepted accounting principles of the United States of America.

We have identified the following policies as critical to the understanding of our financial statements and results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout our Results of Operations and Financial Condition where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements, which are included in our Form 10-SB for the year ended December 31, 2001. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Revenue recognition — We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Additionally, our revenue recognition determines the timing of certain expenses such as commissions.

We license software under perpetual, non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. We follow the Securities and Exchange Commission’s guidance of Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation, and disclosure of revenue in financial statements.

Software license revenue is generally recognized when a license agreement has been signed, the software product has been delivered to the customer, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right.

Professional services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Professional services, which include project management, system planning, design and implementation, customer configurations, and training are billed on both an hourly basis. Professional services revenue billed on an hourly basis is recognized as the work is performed. Customer support services include post contract support and the rights to unspecified upgrades and enhancements. Maintenance revenues from ongoing customer support services are billed on an annual basis with the revenue being deferred and recognized ratably over the maintenance period.

Accounts Receivable — We typically extend credit to our customers. Software licenses are generally due within 30 to 90 days; however, larger software contracts may include payment terms with installments due within twelve months from the date of delivery. Billings for customer support and professional services performed on a time and material basis are due on net 30-day terms. We estimate the probability of collection of the receivable balances and provide an allowance for doubtful accounts based upon an evaluation of our customers’ ability to pay and general economic conditions. While our losses have historically been within our estimates, we cannot guarantee that we will continue to experience the same collection experience. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense which could have a material adverse impact on our results of operations and financial position for the periods in which such additional expense occurs.

Income Taxes — We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we operate at a profit in the future and generate sufficient future taxable income, we could be required to reverse the current valuation allowance against the deferred tax assets which would result in a substantial decrease in our effective tax rate.

Overview

     We offer retailers a variety of integrated applications and professional services to help enhance revenues, better manage their merchandise, pricing, workforce, financial, customer functions and information systems at both headquarters and store locations. Our architecture and data model provide infrastructure capabilities that automate and support electronic data exchange throughout the enterprise and supply chain.

Retail Information Systems News recognizes us as an industry leader, known for producing high return on investment software that leads the competition in meeting the overall expectations of our customers as reported in the December 2000 and December 2001 RIS News Survey “Retail Software Leaderboard”.

Significant Trends and Developments in Our Business

     Economic Conditions in the Retail Industry. We believe the negative economic conditions and disruption resulting from the September 11th attack and subsequent economic slowdown has affected the demand for our products in the United States during 2001 and 2002 will continue and an economic recovery may still be several months away. We also believe that negative consumer confidence has inhibited economic recovery in the United States and may continue for the foreseeable future. As a result, we continue to be concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers. The retail industry will be adversely impacted if negative consumer confidence and economic conditions persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, delay, suspend or reduce the demand for our products and adversely impact our business, operating results and financial condition. In addition, our customers’ ability to pay for our products or services could be impaired, and we may experience an increased number of bankruptcy filings in our customer base.

     New Products and Expanded Markets. We invested $1.2 million for the three months ended March 31, 2002 and $16.8 million from 1996 to 2001 in new product development. We have released enhanced versions of our core software products for the past two years and expanded the breadth of our product portfolio. Although we continue to focus on the “Tier 2” retail market, we have recently experienced increased sales activity with “Tier 1” customers with annual sales in excess of $1 billion, which we expect will contribute to revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting “Tier 1” customers and has resulted in a steady pattern of new customers licensing multiple products as well as enhanced add-on selling opportunities in our existing install base.

     Services Outlook. Service revenue, including the reclassification of reimbursed expenses, decreased $23 thousand, or 2% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The decrease is primarily a result of lower than expected software sales for the six months ended December 31, 2001. Services revenue typically lags the sale of software licenses by as much as six months. Furthermore, much of the growth in demand for our products is derived from increased sales activity in the Tier 1 market where the sales cycle and resources needed to close new contracts are significantly greater.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Revenue consists of sales of software licenses, maintenance, services and other products, including reimbursed expenses, which represents 22.2%, 22.5%, 38.4% and 16.9%, respectively, of total revenue for the three months ended March 31, 2002 compared to 43.2%, 17.6%, 32.5% and 6.7%, respectively for the three months ended March 31, 2001. Total revenue for the three months ended March 31, 2002 was $3.7 million, a decrease of $734 thousand, or 16.6%, below the $4.4 million reported for the three months ended March 31, 2001. The decline in total revenue is primarily attributed to lower than expected sales of software licenses for the period ended March 31, 2002.

Product Revenues

     Software Licenses. Software license revenue for the three months ended March 31, 2002 decreased 57.1% to $818 thousand from $1.9 million for the three months ended March 31, 2001. Software license revenue represented 22.2 % of total revenue in the three months ended March 31, 2002 compared to 43.2 % in the three months ended March 31, 2001. We believe the decline in software license revenue is primarily attributed to a nationwide economic slowdown that has delayed purchase decisions for products similar to those sold by the company.

     Maintenance. Maintenance revenue for the three months ended March 31, 2002 increased 6.6% to $830 thousand from $778 thousand for the three months ended March 31, 2001. The increase in maintenance revenue primarily results from $7.2 million in new software licenses sold for the twelve month period ended March 31, 2002. Maintenance revenue represented 22.5% of total revenue for the three months ended March 31, 2002 compared to 17.6% in the three months ended March 31, 2001.

     Services. Service revenue, including the reclassification of reimbursed expenses, for the three months ended March 31, 2002 decreased 1.6% to $1.41 million from $1.44 million for the three months ended March 31, 2001. Service revenue, including the reclassification of reimbursed expenses, represented 38.4% of total revenues for the three months ended March 31, 2002 compared to 32.5% for the three months ended March 31, 2001. The slight decline in service revenue is primarily attributed to lower than expected sales of software licenses.

     Other. Other revenue for the three months ended March 31, 2002 increased 111.1% to $621 thousand from $294 thousand in the three months ended March 31, 2001. Other revenue results from sales of value added hardware and third-party software solutions. The increase in other revenue is attributed to increased sales in third party components. Other revenue represented 16.9% of total revenues for the three months ended March 31, 2002 compared to 6.7% for the three months ended March 31, 2001.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $191 thousand or 5.2% of total revenue for the three months ended March 31, 2002 compared to $34 thousand, or 1% of total revenue for the three months ended March 31, 2001. The increase results from improved sales activity in our independent reseller channel that resulted in the additional cost of $114 thousand.

     Cost of Maintenance. Cost of maintenance increased 74.9% to $374 thousand, or 10.2% of total revenue, for the three months ended March 31, 2002 from $214 thousand, or 4.8% of total revenue, for the three months ended March 31, 2001. The increase primarily results from the maintenance services we provide the reseller channel and the additional personnel employed in the customer support function to support our growing install base.

     Cost of Services. Cost of services, including the reclassification of reimbursed expenses, decreased 18.3% to $789 thousand for the three months ended March 31, 2002 from $956 thousand for the three months ended March 31, 2001. The decrease is attributed to a reduced dependency on the use of outside consultants and better utilization of our internal productivity from our services personnel.

     Cost of Other Revenue. Cost of other revenue was $321 thousand or 8.7% of total revenues for the three months ended March 31, 2002 compared to $210 thousand or 4.8% of total revenues for the three months ended March 31, 2001. The increase results from improved sales activity of value added hardware.

Operating Expenses

     Operating expenses increased 9.2% to $4.2 million, or 115.2% of total revenues, for the three months ended March 31, 2002 from $3.9 million, or 88% of total revenues, for the three months ended March 31, 2001. This increase is attributed to additional investments in personnel and other related expenses in our sales and marketing and product development organizations.

     Product Development. Product development expense for the three months ended March 31, 2002 increased 6.3% to $1.2 million from $1.1 million for the three months ended March 31, 2001. Product development expense as a percentage of total revenues was 31.3% for the three months ended March 31,

2002 compared to 24.6% for the three months ended March 31, 2001. The increase in product development expense primarily results from the addition of new employees hired to enhance and expand our portfolio of software solutions. In order to continue to extend the breadth of our product suite, we need to continue to add new employees to develop new value-added products.

     Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2002 increased 14.5% to $1.7 million from $1.5 million for the three months ended March 31, 2001. Sales and marketing expense as a percentage of total revenues was 45.8% for the three months ended March 31, 2002 compared to 33.4% for the three months ended March 31, 2001. The increase in sales and marketing expenses primarily results from a 10% increase in direct channel sales representatives and additional marketing costs. We expect to continue to expand our sales and marketing efforts in order to continue our growth and penetration of new markets.

     General and Administrative. General and administrative expense for the three months ended March 31, 2002 increased 5.7% to $1.4 million from $1.3 million for the three months ended March 31, 2001. General and administrative expense, as a percentage of total revenues, was 38.1% for the three months ended March 31, 2002 compared to 30.0% for the three months ended March 31, 2001. The increase in general and administrative expense results from the addition of new administrative employees necessary to support the overall expansion of our operation.

Liquidity and Capital Resources

     We continue to finance our operations primarily through private sales of equity securities. We had working capital of $10.4 million at March 31, 2002 compared with $8.3 million at December 31, 2001. Cash and cash equivalents at March 31, 2002 were $8.9 million, an increase of $3.0 million from the $5.9 million reported at December 31, 2001. Our working capital and cash and cash equivalents balance increased for the three months ended March 31, 2002 primarily as a result of the cash received from the issuance of Series B Convertible Preferred Stock.

     Operating activities used cash of $1.2 million and $410 thousand for the three months ended March 31, 2002 and 2001, respectively. Cash used from operating activities for the three months ended March 31, 2002 results primarily from a net loss of $2.2 million, a $592 thousand increase in accounts receivable, a decrease in accounts payable of $547 thousand, and a decrease in accrued expenses of $409 thousand, offset in part by an increase in deferred revenue of $2.3 million. We had net receivables of $5.7 million at March 31, 2002 compared to $5.2 million at December 31, 2001.

     Investing activities used cash of $227 thousand for the three months ended March 31, 2002 and $79 thousand for the three months ended March 31, 2001. Cash used by investing activities for the three months ended March 31, 2002 primarily resulted from the purchase of capital equipment used for the development of new software products.

     Financing activities provided cash of $4.4 million and used cash of $24 thousand for the three months ended March 31, 2002 and 2001, respectively. The activity for the period ending March 31, 2002 primarily includes proceeds from the sale of Series B Convertible Preferred Stock. The total Series B Convertible Preferred Stock offering resulted in the addition of $13.3 million in new capital. We received the remaining balance of $4.5 million in installments in January and February of 2002.

     We believe there are opportunities to grow our business through the acquisition of complementary businesses, products and technologies. We look for acquisitions that can be readily integrated and will shorten our time to market with new technology. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisition of complementary businesses, products or technologies could require that we obtain additional equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

     We believe that our cash and cash equivalents, and working capital will provide adequate liquidity to meet our anticipated operating requirements for at least the next twelve months.

Recent Accounting Developments

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

On January 1, 2002 we adopted SFAS No. 141, which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 superseded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. The adoption had no effect on our financial statements.

SFAS No. 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. We adopted the provisions of SFAS No. 142 in January 2002. Under SFAS No. 142, we are no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.

In accordance with SFAS No. 142, we are required to perform a two-step transitional impairment test. The first step of this test was completed by June 30, 2002 with the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied fair value. We determined that there was no transitional impairment of goodwill at January 1, 2002. The adoption of SFAS No. 142 in January 2002 did not have a material impact on our consolidated results of operations and financial position. Amortization expense for the three months ended March 31, 2001 was $22,238 or less than $0.01 per share.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. We adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations and financial position.

SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, SFAS No. 146 supercedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Reclassification of Reimbursed Out-of-Pocket Expenses. We have adopted the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of operations beginning January 1, 2002. We previously classified reimbursed expenses as a reduction in the cost of consulting services. The adoption of EITF No. 01-14 does not impact our total gross profit or operating income, but it will increase total revenues and as a result, slightly reduce our gross profit and operating margin percentages. Reimbursed expenses were $113,211 for the three months ended March 31, 2002. In addition, we have increased service revenues and cost of service revenues by $132,676 during the three months ended March 31, 2001.

Certain Risks That May Affect Future Results

Factors that May Impact Future Results of Operations

Investors evaluating our business should carefully consider the factors described below and all other information contained in this Form 10-QSB. While management is optimistic about our long-term prospects, any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

Quarterly Fluctuations and Economic Conditions Could Impair Our Ability to Execute Our Business Plan and Thereby, Negatively Impact Our Financial Condition

Our quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

•	the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;

•	the demand for and market acceptance of our software solutions;

•	competitors’ announcements or introductions of new software solutions, services or technological innovations;

•	our ability to develop, introduce and market new products on a timely basis;

•	customer deferral of material orders in anticipation of new releases or new product introductions;

•	our success in expanding our sales and marketing programs;

•	technological changes or problems in computer systems; and

•	general economic conditions which may affect our customers’ capital investment levels.

Additionally, our market activity in target markets has increased in recent years and we have made more large sales than in past periods. Because of this, sales we expect to make in a particular period, that do not occur, or sales made in a particular period that were not expected, can affect our results of operations in a given period more so now than in the past when the size of the average order was smaller. As a result of these and other factors, period-to-period comparisons of financial results may not be meaningful. Historical results of operations are not necessarily indicative of future results, and interim results are not necessarily indicative of future annual results. Although our primary market of grocery and drug store retailers may be less susceptible to cyclical shifts in the economy, this segment of the retail industry may experience downturns due to macroeconomic pressures that could, in turn, have a material adverse effect on our business, results of operations or financial condition.

Changes in Market Size and Dynamics Could Have a Material Adverse Effect on Our Ability to Generate Sales and Our Future Prospects for Growth.

The recent slowdown of the U.S. economy, which was increased by the terrorist attacks of September 11, 2001 may have a long-lasting, detrimental effect to the market for our products as retailers scale back on their expenditures or are forced to go out of business. In addition, reductions or allocations of retail

Information Technology budgets, due to current economic conditions could affect retailers’ demand for our products. A significant reduction in the number of customers or purchases made by customers as a result of these conditions could have a material adverse effect on our sales and prospects for growth.

Decreases in Demand From Grocery Retailers Will Hurt Our Ability to Generate Revenues

Historically, we have derived almost 100% of our revenues from the licensing of software products and the performance of related services to the grocery retail industry. Our future growth is critically dependent on increased sales to grocery and other retail sectors within the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the license of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns such as that currently being experienced in the retail industry. Such downturns may cause customers to exit the industry or delay, cancel or reduce any planned expenditure for information management systems and software products.

Consolidation in the Retail Industry and Weak Economic Conditions Could Negatively Impact Revenues for Products and Services

We also believe that the retail industry may be consolidating and that the industry is, from time to time, subject to increased competition and weakening economic conditions that could negatively impact the industry and our customers’ ability to pay for our products and services which have and could potentially lead to an increased number of bankruptcy filings. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition.

The Industries Rapid Pace of Change Could Render our Technology Unmarketable and Result in a Decrease in Revenue

If we are unable to develop new software solutions or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our sales may decline. The life cycles of our products are difficult to predict because the market for our products is characterized by rapid technological change and changing customer needs. The introduction of products employing new technologies could render our existing products or services obsolete and unmarketable.

In developing new products and services, we may:

•	fail to respond to technological changes in a timely or cost-effective manner;

•	encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;

•	experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or

•	fail to achieve market acceptance of our products and services.

Competition Could Seriously Impede Our Ability to Profitably Sell Our Solutions

The markets for our software products are highly competitive. Competition could seriously impede our ability to sell additional products and services on favorable terms. Competitive pressures could reduce our market share or require us to reduce prices, which could reduce our revenues and/or operating margins. Many of our competitors have substantially greater financial, marketing or other resources, and greater name recognition than us. In addition, these companies may adopt aggressive pricing policies that could compel us to reduce the prices of our products and services in response. Our competitors may also be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may:

•	Develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive;

•	Make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, which could increase the ability of their products to address the needs of our customers; and

•	Establish or strengthen cooperative relationships with our current or future strategic partners, which could limit our ability to sell products through these channels.

Changes in Technology Could Render Our Products Obsolete and Negatively Impact Our Results of Operations

Technological changes in computer operating systems and hardware could render our products obsolete or unmarketable and may require us to modify existing applications to be marketable or develop new applications to be competitive with products from competitors. These changes may cause us to have to make changes to existing applications or to create new applications, resulting in additional development and other costs beyond those currently anticipated. There can provide no assurances that our software applications will be compatible with new or modified operating systems or hardware, or that we will be able to modify its applications or create new applications to keep pace with new or changed operating systems or hardware that may be purchased by our customers. In addition, if we are unable to modify existing applications or develop new applications on a timely and cost effective basis, or if new applications or enhancements do not achieve market acceptance, our sales may decline.

The Sales Cycle for Our RetailSuite Products is Long and Costly and May Not Result in Revenues

The licensing of our products is often an enterprise-wide decision by our customers that involves a significant commitment of resources by the customer and us. Prospective customers generally consider a wide range of issues and competitive products before committing to purchase our products. These issues may include product benefits, cost, time of implementation, ability to operate with existing and future computer systems, ability to accommodate increased transaction volume and product reliability. The period between initial contact with a prospective customer and sale of our products and services varies, but typically ranges from three months to twenty-four months. As part of the sales process, we spend a significant amount of resources informing prospective customers about the use and benefits of our products, and these sales efforts may not result in a sale.

In instances where the terms of delivery for our software does not conform with revenue recognition criteria, we record as deferred revenues, advance payments from our customers. Since only a portion of our revenue each quarter is recognized from deferred revenues, our quarterly results will depend primarily upon entering into new contracts that generate revenues for that quarter. New contracts may not result in revenues in the quarter in which the contract is signed, and we may not be able to predict accurately when revenues from these contracts will be recognized.

Generating the Appropriate Mix of Revenues from Software and Services is Critical to Generating Acceptable Profit Margins and Operating Results

Because our gross margins on product revenues (software licenses and maintenance services) are significantly greater than our gross margins on services and hardware, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix and service utilization rates. Services revenues are to a significant extent dependent upon new software license sales and effective utilization of professional service resources. Although there can be no assurance, we expect that our utilization rates and service margins will gradually improve if we experience a substantial increase in demand for our software products. However, in the event that software license revenues fail to meet our expectations or there is a decline in demand for our software or services, our consulting service revenue would be adversely impacted.

Expected Increases in Operating Expenses Could be Detrimental to our Financial Condition and Results of Operations

We intend to significantly increase operating expenses as we:

•	increase research and development activities;

•	increase sales and marketing activities, including expanding our direct sales force;

•	expand our distribution channels; and

•	increase service activities.

We will incur expenses before we generate additional revenue from this increase in spending. If we do not significantly increase revenue from these efforts, our business and operating results could be seriously harmed.

We May Not be able to Generate Positive Cash Flows or Profits Sufficient to Sustain Our Operations

We have experienced net losses and negative cash flows from operating activities for the last three fiscal years. Although our long-term business strategy is intended to turn such net losses into net profits, net losses and negative cash flows are expected to occur for at least the next year. In the long-term, if we are unable to generate positive cash flows and net income, we may be required to change our business plan and/or seek additional financing. If unsuccessful in either case, we may be required to sell our assets, discontinue operations or dissolve.

A Loss of Important Customers May Result in a Loss of Revenues

For the three months ended March 31, 2002 and 2001, Fleming Companies, Inc. accounted for 19% and 22%, respectively, of our total revenues. Additionally Harris Teeter accounted for 11% of total revenue for the three months ended March 31, 2002 and Food Town accounted for 11% of total revenue for the period ended March 31, 2001. No other single customer accounted for more than 10% of the twelve months ended 2002 or 2001 total revenues. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.

An Inability to Build Relationships with Systems Integrators Could Result in a Damaged Reputation that could Negatively Impact Our Ability to Generate Future Revenues

Systems integrators assist our customers with the installation and deployment of our products, in addition to those of our competitors, and perform custom integration of computer systems and software. In the future, we intend to increase our reliance on system integrators to help customers with the implementation of our products. If we are unable to develop and maintain relationships with systems integrators, we would be required to hire additional personnel to install and maintain products, which would result in lower margins due to the higher expenses associated with systems integrators. Additionally, in the event that system’s integrators are not able to provide an adequate level of services, we may be required to deploy unexpected resources to provide integration services and avoid potential damage to our reputation.

A Loss of Existing Resellers Could Harm Our Financial Position and Results of Operation

A portion of our product sales are driven or influenced by the recommendation of marketing partners, consulting firms and other third parties. Our inability to obtain the support of these third parties may limit our ability to penetrate existing and targeted markets. These third parties are under no obligation to recommend or support our products and could recommend or give higher priority to the products and services of other companies or to their own products. A decision by these companies to favor competing products could negatively affect our software and service revenues.

If we are unable to establish relationships with marketing partners, we will have to devote substantially more resources to the sales and marketing of our products. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have long and established relationships with these same systems integrators, and as a result, these marketing partners may be more likely to recommend competitors’ products and services.

If We Lose Key Personnel or are Unable to Attract and Retain Additional Personnel, Our Ability to Grow Our Business Could be Harmed.

Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of Lance Jacobs, Chief Executive Officer; Stephen DeSantis, Chief Financial Officer and David Berg, our Chief Technology Officer. We currently only maintain key-man term life insurance on the life of Mr. Jacobs. All of our key personnel have employment contracts with us. The contracts are generally described in Item 6, Executive Compensation, in our Form 10-SB filed with the Security and Exchange Commission on April 30, 2002 (see “Form 10-SB). The loss of the services of these executive officers or other significant employees could negatively impact our business.

We must also attract, integrate and retain skilled sales, research and development, marketing and management personnel. Competition for these types of employees is intense, particularly in our industry. Failure to hire and retain qualified personnel would harm our ability to grow the business.

If We Fail to Obtain Additional Capital, Should the Need Arise, Our Business Could be Harmed

We have expended and will continue to expend substantial funds on the development of our products and services. Consequently, we may require additional funds to finance our operations. The precise amount and timing of our funding needs cannot be determined at this time, and will depend upon a number of factors, including the market demand for our products and services, the progress of our development efforts and our management of cash, accounts payable and other working capital items. There can be no assurance that if required by us, funds will be available on terms satisfactory to us, if at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, the existing stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. An inability to obtain needed funding on satisfactory terms may require us to terminate our operations and sell our assets and dissolve. No assurances can be made that we will be able to obtain financing for our future operations.

Shareholders Cannot Expect to be Able to Liquidate Any or All of Their Investment

No public market exists for our common stock. Common shareholders must be prepared to hold their investment indefinitely and cannot expect to be able to liquidate any or all of their investment even in case of an emergency. All of our outstanding shares of common stock are subject to rights of first refusal in our favor, pursuant to our bylaws. The right of first refusal is triggered in the event a stockholder desires to sell or otherwise transfer any shares of our stock to a third party upon which we will have 30 days from receipt of the notice of the proposed transaction to purchase all of the shares proposed to be sold at the price and upon the terms proposed to be sold. Certain exceptions exist to this right of first refusal including the transfer of shares to members of a stockholder’s immediate family or to a trustee for the account of a stockholder or such stockholder’s immediate family.

An Inability for Us to Protect Our Intellectual Property Rights Could Negatively Impact Our Business and Operating Results

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect proprietary technology, we rely on a combination of copyright, trade secret, patent and trademark laws, common law rights and license agreements in attempting to protect these rights. We enact our rights under these protections through contractual terms of our license agreements and electronic software license files. We also seek to protect our software documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and expensive. There can be no assurance that the steps taken by us to protect our proprietary technology will be adequate to prevent misappropriation of our technology or to provide an adequate remedy in the event of a breach by others. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We intend to vigorously protect intellectual property rights through litigation and other means. However, such litigation can be costly to prosecute and we cannot be certain that we will be able to enforce our rights or prevent other parties from developing similar technology, duplicating our products or designing around our intellectual property.

Errors/Defects in Products and/or Integration Could Negatively Impact Our Ability to Meet Our Customers Needs and Thereby, Negatively Impact Our Financial Position and Results of Operations

Our products are complex and, accordingly, may contain undetected errors or failures when we first introduce them or as we release new versions. This may result in loss of, or delay in, market acceptance of our products and could cause us to incur significant costs to correct errors or failures or to pay damages suffered by customers as a result of such errors or failures. In the past, we have discovered software errors in new releases and new products after their introduction. We have incurred costs during the period required to correct these errors, although to date such costs, including costs incurred on specific contracts, have not been material. We may in the future discover errors in new releases or new products after the commencement of commercial shipping.

In addition, implementation of our products may involve customer-specific configuration by third parties, or us and my involve integration with systems developed by third parties. Errors in the product or integration process may not be discovered until the implementation is complete.

Errors in our products may be caused by defects in third-party software incorporated into our products. If so, we may not be able to fix these defects without the cooperation of these software providers. Since these defects may not be as significant to the software provider as they are to us, we may not receive the rapid cooperation that it requires. We may not have the contractual right to access the source code of third-party software and, even if we have the right to access the source code, we may not be able to fix the defect. Our customers could seek significant compensation from us for their losses resulting from defects in our products. Even if unsuccessful, a product liability claim brought against us could be time consuming and costly.

Infringement Claims May Allow Competitors to Gain Access To Our Technology and We May Lose Customers

We do not have any knowledge that our products infringe on the proprietary rights of any other parties. However, there can be no assurance that other parties will not assert infringement claims against us in the future with respect to current or future products. Assertion of an infringement claim may result in costly litigation or may require us to obtain license or royalty agreements to use another party’s intellectual property. There can be no assurance that any such license or royalty agreement would be available on reasonable terms, if available at all. As the number of our software products in our segment of the software industry increases and the functionality of these products increasingly overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time-consuming and expensive to defend.

Litigation Could be Costly and Impair our Results of Operations

We are not currently involved in any material litigation. Future litigation, with or without merit, that we may become involved in could have a material adverse effect on our business, results of operations or financial condition and could result in significant expenses, even if we ultimately prevail in such litigation.

Fluctuations in Our Operating Results Could Cause Investors to Lose All of Their Investment and We Provide No Assurance of Future Share Values

We provide no assurances regarding the value of our outstanding capital stock. Investors in our capital stock may lose all or part of their investment in our capital stock.

We Are Controlled by Institutional Investors Who May Not Act in the Best Interests of Our Other Shareholders

Institutional investors hold 99.8% of our outstanding Series A Preferred Stock and in excess of 95.8% of our outstanding Series B Preferred Stock. The preferred stock votes on an as-converted to common stock basis and the preferred stock and common stock vote together as a single class. Currently, the outstanding preferred stock held by institutional investors represents approximately 73% of our outstanding capital stock on an as-converted basis. As a result, the institutional investors, as a group, hold controlling interests in us and will be able to make decisions in their own interest which may not be in the best interests of other stockholders. This would include decisions to sell some or all of our assets, merge with another entity, commence an initial public offering or dissolve. Our institutional investors have certain anti-dilutive and preemptive rights, as more particularly described in Item 8, “Description of Securities.” Our institutional investors also have senior rights in the event of our liquidation. Please see Item 7, Certain Relationships.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities:

The following lists all transactions involving sales of our securities for the three months ended March 31, 2002. None of the securities listed were sold in a public offering or through or with the assistance of any underwriter or broker-dealer.

Employee and Director Stock Option Grants

On February 27, 2002, stock options for a total of 30,000 shares of common stock were granted to certain employees under our 2001 Equity Incentive plan at an exercise price of $0.25 a share, and stock options for 6,001 shares of common stock were granted to certain non-employee directors under our 2001 Non-Employee Director’s Stock Option Plan at an exercise price of $0.25 per share. These option grants as well as the shares of common stock issuable upon exercise of such options were exempt under Rule 701 of the Securities Act of 1933, as amended (the “Act”).

Private Placement — Series B Preferred Stock and Other Securities

On January 7, 2002 we issued in a private placement 800,000 shares of Series B Preferred Stock to certain existing stockholders for an aggregate price of $9,000,000 in cash. On February 15, 2002 we issued in a private placement 1,124,154 shares of Series B Preferred Stock to certain existing stockholders for a price of $562,077 in cash. These sales were part of a larger offering of Series B Preferred Stock which commenced in December 2001 and ended in April 2002, in which we issued an aggregate of 26,653,094 shares of Series B Stock Preferred Stock to certain existing stockholders and new institutional investors for an aggregate price of $13,326,547. The consideration was paid in cash, except for $3,032,470 which was paid in December 2001 by the cancellation of principal and accrued interest of convertible bridge notes issued in August and November of 2001 in anticipation of the sale of the Series B Preferred Stock (the “Bridge Notes”). The Bridge Notes accrued interest at a rate of 8% per annum. In consideration for the Bridge Notes, we agreed to provide holders of Series A Preferred Stock with an additional dividend $0.06033 per share payable in authorized but unissued shares of Series A Preferred Stock valued at the original issuance price of $1.06 per share (the “Series A PIK Dividend”). As a result, we have reserved a total of 330,189 shares of Series A Preferred stock to be issued upon payment of the Series A PIK Dividend. The PIK Dividend is payable upon the effective date of a liquidation, sale or change of control.

Also in connection with the offering of Series B Preferred Stock, in April, 2002, pursuant to a letter of agreement with L.H. Friend, dated June 12, 2001, we agreed to grant to certain principals of L.H. Friend warrants to purchase 278,974 shares of our common stock as compensation for investment banking services performed by L.H. Friend in the Series B Preferred Stock offering described above (the “Warrants”). Warrants for 396,783 shares of common stock previously granted to L.H. Friend for investment banking services performed in October of 1999 were canceled on January 7, 2002. We plan to re-issue warrants at least six months and one day later for 396,783 shares of our common stock valued at the then fair market value of our common stock (the “New Warrants”). As of March 31, 2002, 675,757 warrants to purchase common stock remain un-issued.

In connection with the issuance of the Series B Preferred Stock, we are obligated to grant warrants to purchase 675,757 shares of common stock at an exercise price of $0.25 per share to a third party in consideration for investment banking services. These warrants have not been granted. On the grant date, the fair value of these warrants using the Black-Scholes pricing model will be recorded as a reduction to the preferred stock financing and an increase in warrants to purchase common stock.

We also agreed to cancel warrants to purchase 396,783 shares of common stock held by the same third party which were previously granted during fiscal 1999. These warrants had an estimated fair market value of $285,865 at the date of grant using the Black Scholes pricing model. These warrants have been cancelled as of March 31, 2002 and recorded.

     The offer and sale of the Bridge Notes, the Series A PIK Dividend, the Series B Preferred Stock and the Warrants and the New Warrants were exempt from registration under the Act pursuant to Rule 506 of Regulation D. We received written representations from each purchaser that such purchaser was an accredited investors as such term is defined under Rule 501 of Regulation D, and that such purchaser was acquiring the securities for investment and for such purchaser’s own account and not with a view to, or for resale in connection with, any distribution thereof. The sale of the securities was made without any general solicitation or advertising. On February 5, 2002, we filed a notice on Form D with the Securities and Exchange Commission disclosing the initial sale of the Series B Preferred Stock pursuant to Regulation D. An amendment to this notice on Form D was filed in April 2002 to include the other securities issued and to otherwise update the information disclosed in the previous filing.

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6 (a). Exhibits

Exhibit No.	Name and/or Identification of Exhibit

99.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibits to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB , previously filed with the Commission on April 30, 2002.

Item 6(b). Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Lance C. Jacobs Lance C. Jacobs	Chairman of the Board, President and Chief Executive Officer	August 19, 2002

/s/ Stephen P. DeSantis Stephen P. DeSantis	Chief Financial Officer, Chief Accounting Officer and Corporate Secretary	August 19, 2002

INDEX TO EXHIBITS

Exhibit No.	Name and/or Identification of Exhibit

99.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibits to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB , previously filed with the Commission on April 30, 2002.