Form 10QSB
period 2002-06-30
TCI SOLUTIONS INC
filed 2002-08-19
CIK 1167257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TCI Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$7,979,847	$5,904,839
Accounts receivable, net of allowances of $269,024 at 6/30/02 and $239,626 at 12/31/01	6,474,978	5,201,437
Prepaid expenses and other current assets	491,390	267,888
Total current assets	14,946,215	11,374,164
Property and equipment, net	1,631,056	1,105,654
Goodwill	529,031	529,031
Other assets	84,562	120,740

Total assets	$17,190,864	$13,129,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,193,213	$1,311,797
Accrued expenses	2,319,905	1,394,365
Current portion of long-term debt	17,427	35,014
Deferred revenue	1,880,546	346,997
Total current liabilities	5,411,091	3,088,173
Long-term debt, net of current portion	28,733	0

Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock	18,022,990	13,205,092
Common stock	37,478,690	37,478,686
Warrants to purchase common stock	0	285,865
Accumulated deficit	(43,750,640)	(40,928,227)

Net stockholders’ equity	11,751,040	10,041,416
Total liabilities and stockholders’equity	$17,190,864	$13,129,589

See accompanying notes to condensed consolidated financial statements.

TCI Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Software Licenses	$2,914,128	1,764,863	3,732,010	3,671,923
Maintenance	818,129	752,535	1,648,197	1,530,914
Services	1,793,111	1,720,339	3,206,992	3,157,333
Other	530,662	561,204	1,151,427	855,222

Total revenues	6,056,030	4,798,941	9,738,626	9,215,392
Cost of revenues:
Software Licenses	62,170	192,985	253,603	226,946
Maintenance	425,174	336,421	799,603	550,456
Services	941,636	1,110,904	1,730,687	2,076,307
Other	306,769	382,820	627,524	592,794

Total cost of revenues	1,735,749	2,023,130	3,411,417	3,446,503
Gross profit	4,320,281	2,775,811	6,327,209	5,768,889
Operating expenses:
Product Development	1,238,571	1,050,411	2,392,119	2,135,357
Sales and marketing	2,136,935	1,579,224	3,824,1,283	3,053,080
General and administrative	1,567,796	1,351,944	2,969,920	2,678,979

Total operating expenses	4,943,302	3,981,579	9,186,322	7,867,416

Loss from operations	(623,021)	(1,205,768)	(2,859,113)	(2,098,527)
Other income (expense), net	26,652	(23,457)	36,700	(25,514)

Loss before income taxes	(596,369)	(1,229,225)	(2,822,413)	(2,124,041)
Provision for income taxes	—	—	—	—

Net loss	$(596,369)	(1,229,225)	(2,822,413)	(2,124,041)

Net loss per share - basic and diluted	$(0.05)	$(0.10)	$(0.22)	$(0.17)
Weighted average common shares outstanding — basic and diluted	12,721,963	12,721,963	12,721,963	12,720,930

See accompanying notes to condensed consolidated financial statements.

TCI Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Operating activities
Net loss	$(2,822,413)	$(2,124,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,484	179,616
Provision for doubtful accounts	298,000	200,000
Changes in operating assets and liabilities:
Accounts receivable	(1,571,541)	(2,473,481)
Prepaid expenses and other current assets	(223,502)	730,193
Other assets	36,178	16,902
Accounts payable	(118,584)	446,286
Accrued expenses	958,014	501,248
Deferred revenue	1,533,549	1,483,411

Net cash used in operating activities	(1,735,815)	(1,039,867)
Investing activities
Purchases of property and equipment	(659,326)	(259,541)
Financing activities
Net proceeds from issuance of preferred stock	4,499,563	(2,733)
Proceeds from sale of common stock	0	12,124
Proceeds from line of credit	0	802,441
Principal payments on long-term debt	(29,414)	(67,706)

Net cash provided by (used in) financing activities	4,470,149	744,126

Net increase (decrease) in cash and cash equivalents	2,075,008	(555,282)
Cash and cash equivalents at beginning of period	5,904,839	1,684,515

Cash and cash equivalents at end of period	$7,979,847	$1,129,233

NONCASH INVESTING AND FINANCING ACTIVITIES:
During the six months ended June 30, 2002, we entered into the following noncash investing activities:
Obtained $40,560 of equipment under capital lease arrangements.
Converted $32,470 of accrued interest related to bridge loans to 64,940 share of Series B preferred stock.

See accompanying notes to condensed consolidated financial statements.

TCI Solutions, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

1. Nature of Operations and Summary of Accounting Policies

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by us in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10Q-SB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-SB for the year ended December 31, 2001.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows.

The results of operations for the three months and six months ended June 30, 2002, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

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

Operating segment data for the three months and six months ended June 30, 2002 and 2001 is as follows:

	Licenses	Services	Other	Total

Three months-ended June 30, 2002
Revenues	$3,732,257	$1,793,111	$530,662	$6,056,030
Cost of revenues	487,344	941,636	306,769	1,735,749

Gross profit	$3,244,913	$851,475	$223,893	$4,320,281

Three months-ended June 30, 2001
Revenues	$2,517,398	$1,720,339	$561,204	$4,798,941
Cost of revenues	529,406	1,110,905	382,820	2,023,131

Gross profit	$1,987,992	$609,434	$178,384	$2,775,810

Six months-ended June 30, 2002
Revenues	$5,380,207	$3,206,992	$1,151,427	$9,738,626
Cost of revenues	1,053,206	1,730,687	627,524	3,411,417

Gross profit	$4,327,001	$1,476,305	$523,903	$6,327,209

Six months-ended June 30, 2001
Revenues	$5,202,837	$3,157,333	$855,222	$9,215,392
Cost of revenues	777,402	2,076,307	592,794	3,446,503

Gross profit	$4,425,435	$1,081,026	$262,428	$5,768,889

We provide credit in the normal course of business to all credit worthy customers. One customer accounted for 27.9% of revenues for the three months and another customer accounted for 17.9% of revenues for the six months ended June 30, 2002, respectively. Approximately 15.8% of accounts receivable was due from one customer as of June 30, 2002. All of our customers are in the retail industry.

4. Convertible Preferred Stock

During the six months ended June 30, 2002, we raised net proceeds of $4,694,077 from the sale of an additional 9,453,094 shares of Series B Convertible Preferred Stock (Series B Preferred Stock) at $0.50 per share. Series B Preferred Stock shares sold during the six months ended June 30, 2002 have the same rights and preferences as those sold during December 2001.

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

Litigation — In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our consolidated operations, cash flows and financial position.

7. Recent Accounting Developments

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

In accordance with SFAS No. 142, we are required to perform a two-step transitional impairment test. The first step of this test was completed by June 30, 2002 with the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied fair value. We determined that there was no transitional impairment of goodwill at January 1, 2002. The adoption of SFAS No. 142 in January 2002 did not have a material impact on our consolidated results of operations and financial position. Amortization expense for the three months and six months ended June 30, 2001 was $22,238 and $44,476, respectively or less than $0.01 per share.

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

Reclassification of Reimbursed Out-of-Pocket Expenses. We have adopted the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of operations beginning January 1, 2002. We previously classified reimbursed expenses as a reduction in the cost of consulting services. The adoption of EITF No. 01-14 does not impact our total gross profit or operating income, but it will increase total revenues and as a result, slightly reduce our gross profit and operating margin percentages. Reimbursed expenses were $166,320 and $279,531 for the three months and six months ended June 30, 2002. In addition, we have increased service revenues and cost of service revenues by $160,806 and $293,482 during the three months and six months ended June 30, 2001.

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

Significant Trends and Developments in Our Business

     Economic Conditions in the Retail Industry. We believe that the negative economic conditions and disruption resulting from the September 11th attacks and subsequent economic slowdown has the demand for our products in the United States during 2001 and 2002 will continue and an economic recovery may still be several months away. We also believe that negative consumer confidence has inhibited economic recovery in the United States and may continue for the foreseeable future. As a result, we continue to be concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers. The retail industry will be adversely impacted if negative consumer confidence and economic conditions persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, delay, suspend or reduce the demand for our products and adversely impact our business, operating results and financial condition. In addition, our customers’ ability to pay for our products or services could be impaired, and we may experience an increased number of bankruptcy filings in our customer base.

     New Products and Expanded Markets. We invested $2.4 million for the six months ended June 30, 2002 and a total $18.0 million since 1996 toward new product development efforts. We have released enhanced versions of our core software products for the past two years and expanded the breadth of our product portfolio. Although we continue to focus on the “Tier 2” retail market, we have recently experienced increased sales activity with “Tier 1” customers with annual sales in excess of $1 billion, which we expect will contribute to revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting “Tier 1” customers and has resulted in a steady pattern of new customers licensing multiple products as well as enhanced add-on selling opportunities in our existing install base.

     Services Outlook. Service revenue, including the reclassification of reimbursed expenses, increased $73 thousand and $50 thousand for the three and six months ended June 30, 2002 compared to the same periods in the prior year. The increase is primarily a result of increased utilization of our internal services group which resulted in greater services revenue than in prior periods. Services revenue typically lags the sale of software licenses by as much as six months. Furthermore, much of the growth in demand for our products is derived from increased sales activity in the Tier 1 market where the sales cycle and resources needed to close new contracts are significantly greater.

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

     Revenues consist of software license revenues maintenance, services and other revenues, including reimbursed expenses, which represents 48.1%, 13.5%, 29.6% and 8.8%, respectively, of total revenues for the three months ended June 30, 2002 compared to 36.8%, 15.7%, 35.8% and 11.7%, respectively for the three months ended June 30, 2001. Additionally, revenues from these sources represented 38.3%, 16.9%, 32.9%, and 11.8%, respectively, of total revenues for the six months ended June 30, 2002 compared to 39.8%, 16.6%, 34.3%, and 9.3% respectively for the six months ended June30, 2001. Total revenues for the three months ended June 30, 2002 were $6.1 million, an increase of $1.3 million, or 26.2%, over the $4.8 million reported for the three months ended June 30, 2001. Additionally, total revenues for the six months ended June 30, 2002 were $9.7 million, an increase of $523 thousand, or 5.7% over the $9.2 million reported for the six months ended June 30, 2001.

Product Revenues

     Software Licenses. Software license revenue for the three months ended June 30, 2002 and 2001 increased 65.12% and 1.6% respectively to $2.9 million from $1.8 million respectively and to $3.73 million from $3.67 million for the six months ended June 30, 2002 and 2001. In general, the retail industry does not appear to have maintained its level of investment in information technology during the current economic cycle however we added Winn-Dixie and Bashes as two new customers that contributed $1.7 million and $500 thousand respectively to software license revenue during the three months ended June 30, 2002. Software license revenue represented 48.1 % of total revenues in the three months ended June 30, 2002 compared to 36.8% for the three months ended June 30, 2001. Additionally, software license revenue represented 38.3% and 39.8% respectively for the six months ended June 30, 2002 and 2001.

     Maintenance. Maintenance revenue for the three and six months ended June 30, 2002 and 2001 increased 8.72% and 7.66% respectively to $818 thousand and $1.6 million from $753 thousand and $1.5 million. The increase in maintenance revenue primarily results from $10.1 million in new software licenses sold for the fifteen month period ended June 30, 2002. Maintenance revenue represented 13.5% and 16.9% of total revenues for the three and six months ended June 30, 2002 compared to 15.7% and 16.6% for the three and six months ended June 30, 2001.

     Services. Services revenue, including the reclassification of reimbursed expenses, for the three and six months ended June 30, 2002 and 2001 increased 4.2% and 1.6% respectively to $1.8 million and $3.21 million from $1.7 million and $3.16 million. Services revenue, including the reclassification of reimbursed expenses, represented 29.6% and 32.9% of total revenues in the three and six months ended June 30, 2002 compared to 35.8% and 34.3% for the three months ended June 30, 2001.

     Other. Other revenue for the three and six months ended June 30, 2002 decreased 5.4% and increased 34.6% respectively to $531 thousand and $1.2 million from $561,000 and $855 thousand for the three and six months ended June 30, 2001. The increase in other revenue is attributed to increased sales of third party components. Other revenue represented 8.8% and 11.8% of total revenues in the three and six months ended June 30, 2002 compared to 11.7% and 9.3% for the three months ended June 30, 2001.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $62,170 or 1.0% of total revenues and $254 thousand or 2.6% of total revenues for the three and six months ended June 30, 2002 compared to $193 thousand, or 4.0% of total revenues and $227 thousand or 2.5% for the three months ended June 30, 2001. The decrease in cost of software license for the three month period ended June 30, 2002 is a result of a greater percentage of software sales occurring through our direct sales force versus distribution through our reseller channel which has a higher cost of sale.

     Cost of Maintenance. Cost of maintenance increased 26.3% to $425 thousand or 7.0% of maintenance revenues and increased 43.2% to $788 thousand for the three and six months ended June 30, 2002 from $336 thousand and $550 thousand, or 7.0% and 8.1% of maintenance revenue, for the three and six months ended June 30, 2001. The increase primarily results from the maintenance services we provide the reseller channel and the additional personnel employed in the customer support function to support our growing installed base.

     Cost of Services. Cost of services, including the reclassification of reimbursed expenses, decreased 15.2% to $941 thousand and decreased 16.7% to $1.7 million for the three and six months ended June 30, 2002 from $1.1 million and $ 2.1 million in the three and six months ended June 30, 2001. The decrease is attributed to a reduced dependency on the use of outside consultants and increased utilization from our internal services group.

     Cost of Other. Cost of other revenue was $306 thousand or 5.1% of total revenues and $628 thousand or 6.4% of total revenues for the three and six months ended June 30, 2002 compared to $383 thousand or 8.0% and $593 thousand or 6.4% of total revenues for the three and six months ended June 30, 2001.

Operating Expenses

     Operating expenses increased 24.2% to $4.9 million, or 81.6% of total revenues, for the three months ended June 30, 2002 from $4.0 million, or 83.0% of total revenues, for the three months ended June 30, 2001. Additionally, operating expenses, excluding amortization of intangible and asset dispositions increased 16.9% to $9.2 million, or 94.4% of total revenues, for the six months ended June 30, 2002 from $7.9 million or 85.4% of total revenues for the same period in 2001. This increase is attributed to additional investments in personnel and other related expenses in our sales and marketing and product development organizations.

     Product Development. Product development expenses for the three and months ended June 30, 2002 increased 17.9% and 12.02% to $1.2 million and $2.4 million from $1.1 million and $2.1 million for the three and six months ended June 30, 2001. Product development expense as a percentage of total revenues was 20.5% and 24.6% for the three and six months ended June 30, 2002 compared to 21.9% and 23.2% for the three and six months ended June 30, 2001. The increase in product development expense primarily results from the addition of new employees hired to enhance and expand our portfolio of software solutions. In order to continue to extend the breadth of our product suite, we need to continue to add new employees to develop new value-added products.

     Sales and Marketing. Sales and marketing expense for the three and six months ended June 30, 2002 increased 35.32% and 25.2% to $2.1 million and $3.8 million from $1.6 million and $3.1 million for the three and six months ended June 30, 2001. Sales and marketing expense as a percentage of total revenues was 35.3% and 39.3% for the three and six months ended June 30, 2002 compared to 32.9% and 33.1% in the three and six months ended June 30, 2001. The increase in sales and marketing expenses primarily results from a 10% increase in our direct channel sales representatives and the addition of new marketing efforts. We expect to continue to expand our sales & marketing efforts in order to continue our growth and penetration of new markets.

     General and Administrative. General and administrative expenses for the three and six months ended June 30, 2002 increased 16.0% and 11.3 % to $1.4 million and $ 3.0 million from $1.4 million and $2.7 million for the three and six months ended June 30, 2001. General and administrative expense, as a percentage of total revenues, was 25.9 % and 30.6% for the three and six months ended June 30, 2002 compared to 28.2% and 29.1% for the three months ended June 30, 2001. The increase in general and administrative expense results from the addition of new administrative employees necessary to support the increased revenue and overall expansion of our operations.

Liquidity and Capital Resources

     We continue to finance our operations primarily through private sales of equity securities. We had working capital of $9.5 million at June 30, 2002 compared with $8.3 million at December 31, 2001. Cash and cash equivalents at June 30, 2002 were $8.0 million, an increase of $2.1 million from the $5.9 million reported at December 31, 2001. Working capital and cash balances increased in the six months ended June 30, 2002 primarily as a result of the cash received from the issuance of Series B Convertible Preferred Stock.

     Operating activities used cash of $1.8 million and $1 million in the six months ended June 30, 2002 and 2001, respectively. Cash used from operating activities in the six months ended June 30, 2002 results primarily from a net loss of $2.8 million, a $1.3 million increase in accounts receivable, offset by an increase in deferred revenue of $1.5 million, and an increase in accrued expenses of $958 thousand. We had net receivables of $6.4 million at June 30, 2002 compared to $4.9 million at June 30, 2001 primarily due to increased sales volume.

     Investing activities utilized cash of $700 thousand in the six months ended June 30, 2002 and utilized cash of $260 thousand in the six months ended June 30, 2001. Cash utilized by investing activities in the six months ended June 30, 2002 results primarily from the purchase of capital expenditures.

     Financing activities provided cash of $4.5 million and $744 thousand during the six months ended June 30, 2002 and 2001, respectively. The activity for the period ending June 30, 2002 primarily includes proceeds from the sale of Series B Convertible Preferred Stock.

     We believe there are opportunities to grow our business through the acquisition of complementary businesses, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue non-accretive acquisitions that will shorten our time to market with new technology. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary businesses, products or technologies could require that we obtain additional equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

     We believe that our cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our anticipated operating requirements for at least the next twelve months.

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

In accordance with SFAS No. 142, we are required to perform a two-step transitional impairment test. The first step of this test was completed by June 30, 2002 with the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied fair value. We determined that there was no transitional impairment of goodwill at January 1, 2002. The adoption of SFAS No. 142 in January 2002 did not have a material impact on our consolidated results of operations and financial position. Amortization expense for the three months and six months ended June 30, 2001was $22,238 and $44,476, respectively or less than $0.01 per share.

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

Reclassification of Reimbursed Out-of-Pocket Expenses. We have adopted the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of operations beginning January 1, 2002. We previously classified reimbursed expenses as a reduction in the cost of consulting services. The adoption of EITF No. 01-14 does not impact our total gross profit or operating income, but it will increase total revenues and as a result, slightly reduce our gross profit and operating margin percentages. Reimbursed expenses were $166,320 and $279,531 for the three months and six months ended June 30, 2002. In addition, we have increased service revenues and cost of service revenues by $160,806 and $293,482 during the three months and six months ended June 30, 2001.

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

A Loss of Important Customers May Result in a Loss of Revenues

For the three months ended June 30, 2002, Winn-Dixie, Inc. accounted for 27.9% and Bashes accounted for 8.1% of our total revenues. Additionally, for the six months ended June 30, 2002, Winn-Dixie accounted for 17.9% of total revenue while no other single customer accounted for more than 10% of the six months ended June 30, 2002 total revenues. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.

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

If We Lose Key Personnel or are Unable to Attract and Retain Additional Personnel, Our Ability to Grow Our Business Could be Harmed.

Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of Lance Jacobs, Chief Executive Officer; Stephen DeSantis, Chief Financial Officer and David Berg, our Chief Technology Officer. We currently only maintain key-man term life insurance on the life of Mr. Jacobs. All of our key personnel have employment contracts with us. The contracts are generally described in Item 6, Executive Compensation, in our Form 10-SB filed with the Security and Exchange Commission on April 30, 2002 (see Form 10-SB).. The loss of the services of these executive officers or other significant employees could negatively impact our business.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities.

Changes to Rights of Preferred Stock.

On April 10, 2002, we filed with the Delaware Secretary of State the Third Amended and Restated Certificate of Incorporation of TCI Solutions, Inc. to (i) increase the number of authorized shares of preferred and common stock in order to accommodate the offering of 26,653,094 shares of Series B Preferred Stock, described in Private Placement — Series B Preferred Stock and Other Securities, below, (ii) provide for additional shares of Series A Preferred Stock to be issued upon the occurrence of events requiring payment of dividends, and (iii) amend the voting rights of the preferred stock as to the percentage of shares which must approve certain transactions, including the declaration or payment of dividends, the purchase or redemption of stock, dissolution or liquidation and other material corporate events.

On April 10, 2001, we amended Section 6.07(g) of our Bylaws to require the vote or written consent of a super-majority of the outstanding shares of preferred stock for any amendment of Section 6.07 of the Bylaws, which sets forth our right of first refusal to any sale or transfer of our capital stock.

On April 30, 2002, we filed with the Delaware Secretary of State the Fourth Amended and Restated Certificate of Incorporation of TCI Solutions, Inc. to (i) eliminate the redemption rights provided to the Series A Preferred Stock and the Series B Preferred Stock, and (ii) make other conforming changes to defined terms and other provisions to account for the elimination of the redemption rights. In addition, the holders of the preferred stock waived any previous redemption rights they may have had.

Recent Sales of Unregistered Securities

The following lists all transactions involving sales of our securities for the three months ended June 30, 2002. None of the securities listed were sold in a public offering or through or with the assistance of any underwriter or broker-dealer.

Employee Director Option Plans. On May 7, 2002, we granted options to purchase an aggregate of 18,800 shares of our common stock to certain employees under our 2001 Equity Incentive Plan and options to purchase an aggregate of 6,001 shares to certain non-employee directors under our 2001 Non-Employee Director’s Stock Option Plan (collectively, the “2001 Plans”). All options were granted with an exercise price of $0.25 per share. These option grants as well as the shares of common stock issued upon exercise of such options were exempt under rule 701 of the Securities Act of 1933, as amended (the “Act”).

Exchange Offer for Certain Outstanding Employee and Director Stock Options. On December 11, 2001, we commenced an option exchange program (the “Exchange Program”) pursuant to which certain employees and directors tendered options to purchase an aggregate of 3,126,877 shares of common stock granted under the Company’s 1993 Equity Incentive Plan and 1993 Non-Employee Director’s Stock Option Plan (collectively, the “1993 Plans”). Pursuant to the terms of the Exchange Program, we accepted and canceled all options tendered under the 1993 Plans with the intention of issuing new options for the same number of shares six months and one day after their cancellation at an exercise price to be determined on the grant date of the new options.

On June 28, 2002, we granted options to purchase 3,126,877 shares of common stock to those optionees who tendered their shares in the Exchange Program. All new options granted have an exercise price of $0.25 per share. The expiration date, vesting and all other terms of the new options were substantially the same as the terms of the options tendered and canceled, except that the vesting schedule of the new options took into account the number of options that were vested at the time of cancellation as well as the number of such options that would have become vested during the period from the date of cancellation to the date of grant of the new options. The offer as well as the issuance of new options under the Exchange Program was exempt under Rule 701 of the Act.

Private Placement — Series B Preferred Stock and Other Securities. On April 10, 2002 we issued in a private placement 7,528,940 shares of our Series B Preferred Stock to certain existing stockholders for an aggregate price of $3,764,470 in cash. This sale was part of a larger offering of Series B Preferred Stock which commenced in December 2001 and ended in April 2002, in which we issued an aggregate of 26,653,094 shares of Series B Preferred Stock to certain existing stockholders and new institutional investors for an aggregate price of $13,326,547. The consideration was paid in cash, except for $3,032,470 which was paid in December 2001 by the cancellation of principal and accrued interest of convertible bridge notes issued in August and November of 2001 in anticipation of the sale of the Series B Preferred Stock (the “Bridge Notes”). The Bridge Notes accrued interest at a rate of 8% per annum. In consideration for the Bridge Notes, we agreed to provide holders of Series A Preferred Stock with an additional dividend $0.06033 per share payable in authorized but unissued shares of Series A Preferred Stock valued at the original issuance price of $1.06 per share (the “Series A PIK Dividend”). As a result, we have reserved a total of 330,189 shares of Series A Preferred stock to be issued upon payment of the Series A PIK Dividend. The PIK Dividend is payable upon the effective date of a liquidation, sale or change of control.

Also in connection with the offering of Series B Preferred Stock, in April, 2002, pursuant to a letter of agreement with L.H. Friend, dated June 12, 2001, we agreed to grant to certain principals of L.H. Friend warrants to purchase 278,974 shares of our common stock as compensation for investment banking services performed by L.H. Friend in the Series B Preferred Stock offering described above (the “Warrants”). Warrants for 396,783 shares of common stock previously granted to L.H. Friend for investment banking services performed in October of 1999 were canceled on January 7, 2002. We plan to re-issue warrants at least six months and one day later for 396,783 shares of our common stock valued at the then fair market value of our common stock (the “New Warrants”). As of June 30, 2002, 675,757 of warrants to purchase shares of common stock remain un-issued.

The offer and sale of the Bridge Notes, the Series A PIK Dividend, the Series B Preferred Stock and the Warrants and the New Warrants were exempt from registration under the Act pursuant to Rule 506 of Regulation D. We received written representations from each purchaser that such purchaser was an accredited investors as such term is defined under Rule 501 of Regulation D, and that such purchaser was acquiring the securities for investment and for such purchaser’s own account and not with a view to, or for resale in connection with, any distribution thereof. The sale of the securities was made without any general solicitation or advertising. On February 5, 2002, we filed a notice on Form D with the Securities and Exchange Commission disclosing the initial sale of the Series B Preferred Stock pursuant to Regulation D. An amendment to this notice on Form D was filed in April, 2002 to include the other securities issued and to otherwise update the information disclosed in the previous filing.

Subsidiary Merger. On April 18, 2002, we merged our subsidiary Total Control Information, a California limited partnership (the “Partnership”), into us pursuant to an Agreement of Plan of Merger (the “Partnership Merger Agreement”) between the Partnership and us. Immediately prior to the merger, we owned approximately 99% of the limited partnership interest and 100% of the general partnership interest of the Partnership, with the remaining interests held by 46 individual limited partners. Pursuant to the Partnership Merger Agreement, we issued to each limited partner (other than to ourselves) one share of common stock for each outstanding limited partnership interest held. An aggregate of 98,200 shares of our common stock having a value of $0.25 per share were issued to the limited partners (excluding us). The issuance of common stock was exempt from registration pursuant to Rule 504 promulgated under the Act. The aggregate value of the shares issued was less than $1,000,000. In April 2002, we filed a notice on Form D with the Securities and Exchange Commission disclosing the issuance of the shares of common stock to the limited partners pursuant to the Partnership Merger Agreement.

Stockholder Vote on Changes to Rights of Preferred Stock. The submission of the Third Amended and Restated Certificate of Incorporation and the Fourth Amended and Restated Certificate of Incorporation to a vote of the preferred stockholders on April 10, 2002 and April 30, 2002, respectively, were offers of securities pursuant to Rule 145(a)(1), promulgated under the Act. The offers, however, were exempt from registration under the Act pursuant to Section 3(a)(9) of the Act since they were exclusively with our existing security holders and no commission or other remuneration was paid or given for soliciting their approval.

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

On April 10, 2002, we solicited and obtained the written consent of our stockholders to approve (i) the increase in the number of shares of preferred and common stock and the changes to the rights of the preferred stock set forth in the Third Amended and Restated Certificate of Incorporation of TCI Solutions, Inc., in order to accommodate the Series B Preferred Stock offering described in Item 2, Changes to Rights of Preferred Stock above, (ii) the amendment to Section 6.07(g) of our Bylaws to require the vote or written consent of a super-majority of the shares of preferred stock for any amendment to Section 6.07 of the Bylaws which sets forth our right of first refusal on any sale or transfer of our capital stock, and (iii) the amendment to our 2001 Equity Incentive Plan to increase the number of shares of common stock which may be issued pursuant to options to 6,195,000 shares. The written consent was signed by holders owning an aggregate of 5,801,886 shares of Series A Preferred Stock, 18,000,000 shares of Series B Preferred Stock and 30,300,000 shares of common stock (counting for purposes of such consent common stock issuable upon conversion of outstanding shares of preferred stock). Written consent was not obtained (however notices of the action taken was delivered to) the remaining stockholders, consisting of holders owning 14,151 shares of Series A Preferred Stock, 1,124,154 shares of Series B Preferred Stock and 13,876,117 shares of common stock (counting for purposes of such consent common stock issuable upon conversion of outstanding shares of preferred stock)

On April 30, 2002, we also solicited and obtained the written consent of our stockholders approving (i) the filing of the Fourth Amended and Restated Certificate of Incorporation, described above, and (ii) the waiver of any redemption rights held by such stockholders effective retroactively to the date of issuance of preferred stock. The written consent was signed by holders owning an aggregate of 5,801,886 shares of Series A Preferred Stock, 25,528,940 shares of Series B Preferred Stock and 37,828,940 shares of common stock (counting for purposes of such consent common stock issuable upon conversion of outstanding shares of preferred stock). Written consent was not obtained (however notices of the action taken was delivered to) the remaining stockholders, consisting of holders owning 14,151 shares of Series A Preferred Stock, 1,124,154 shares of Series B Preferred Stock and 13,876,117 shares of common stock (counting for purposes of such consent common stock issuable upon conversion of outstanding shares of preferred stock).

On June 21, 2002, we sought and obtained the written consent of our stockholders approving amendments to the 1993 Plans and 2001 Plans to accommodate the shares canceled and issued under the Exchange Plan. The written consent was signed by holders owning an aggregate of 5,801,886 shares of Series A Preferred Stock, 25,528,940 shares of Series B Preferred Stock and 37,828,940 shares of common stock (counting for purposes of such consent common stock issuable upon conversion of outstanding shares of preferred stock). Written consent was not obtained (however notices of the action taken was delivered to) the remaining stockholders, consisting of holders owning 14,151 shares of Series A Preferred Stock, 1,124,154 shares of Series B Preferred Stock and 13,876,117 shares of common stock (counting for purposes of such consent common stock issuable upon conversion of outstanding shares of preferred stock).

Item 5. Other Information: None

Item 6(a). Exhibits

Exhibit No.	Name and/or Identification of Exhibit

3(i)	Fourth Amended and Restated Certificate of Incorporation of TCI Solutions, Inc., filed on April 30, 2002*

3(ii)	Bylaws of TCI Solutions, Inc. as amended as of April 30, 2002*

99.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibits to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB , previously filed with the Commission on April 30, 2002.

Item 6(b). Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Lance C. Jacobs Lance C. Jacobs	Chairman of the Board, President and Chief Executive Officer	August 19, 2002

/s/ Stephen P. DeSantis Stephen P. DeSantis	Chief Financial Officer, Chief Accounting Officer and Corporate Secretary	August 19, 2002

EXHIBIT INDEX

Exhibit No.	Name and/or Identification of Exhibit

3(i)	Fourth Amended and Restated Certificate of Incorporation of TCI Solutions, Inc., filed on April 30, 2002*

3(ii)	Bylaws of TCI Solutions, Inc. as amended as of April 30, 2002*

99.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibits to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB , previously filed with the Commission on April 30, 2002.