Form 10QSB
period 2002-09-30
TCI SOLUTIONS INC
filed 2002-11-14
CIK 1167257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
             ACT

      For the transition period from _________________ to _________________

                         Commission file number 0-49783

                               TCI Solutions, Inc.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                 33-0537151
  (State of incorporation)               (IRS Employer Identification No.)

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

                                  Yes[X] No[ ]


         The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,722,063 as of October 31, 2002.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                              TCI Solutions, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                              September 30,                 December 31,
                                  2002                          2001
                              -------------                 ------------
ASSETS
Current assets:
  Cash and cash
    equivalents                $ 5,155,059                 $  5,904,839
  Accounts receivable,
    net of allowances of
    $655,193 at 9/30/02
    and $239,626 at
    12/31/01                     7,951,226                    5,201,437
  Prepaid expenses and
    other current assets           478,846                      267,888
                              ------------                  -----------
    Total current assets        13,585,131                   11,374,164
Property and equipment, net      1,603,538                    1,105,654
Goodwill                           529,031                      529,031
Other assets                        50,143                      120,740
                              ------------                 ------------
Total assets                  $ 15,767,843                 $ 13,129,589
                              ============                 ============

Liabilities and
  Stockholders'
  Equity

Current liabilities:
  Accounts payable           $     595,795                 $  1,311,797
  Accrued expenses               2,267,421                    1,394,365
  Current portion of
    long-term debt                  17,427                       35,014
  Deferred revenue               1,909,909                      346,997
                              ------------                 ------------
  Total current liabilities      4,790,552                    3,088,173
                              ------------                 ------------
Long-term debt, net of
  current portion                   23,613                            0
                              ------------                 ------------
Commitment and
  contingencies


Stockholders' equity:
  Convertible preferred
    stock                       17,999,631                   13,205,092
  Common stock                  37,478,792                   37,478,686
  Warrants to purchase
    common stock                    29,238                      285,865
  Accumulated deficit          (44,553,983)                 (40,928,227)




                              ------------                 ------------
    Net stockholders'
      equity                    10,953,678                   10,041,416
                              ------------                 ------------
Total liabilities and
  stockholders'equity         $ 15,767,843                 $ 13,129,589
                              ============                 ============



     See accompanying notes to condensed consolidated financial statements.

                               TCI Solutions, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                      Three Months Ended                Nine Months Ended
                                         September 30,                    September 30,
                                 -------------------------------------------------------------
                                      2002           2001               2002          2001

Revenues:
  Software Licenses              $2,808,541       $1,372,568         $6,540,551     $5,044,491
        Maintenance                 814,048          890,334          2,462,245      2,421,247
           Services               2,088,309        1,781,635          5,295,301      4,938,968
              Other                 389,710          746,950          1,541,137      1,602,172
                                 ----------        ---------          ---------      ---------

     Total revenues               6,100,608        4,791,487         15,839,234     14,006,878
  Cost of revenues:
  Software Licenses                 152,052           94,200            405,655        321,146
        Maintenance                 366,353          335,306          1,165,956        885,753
           Services               1,030,599          932,137          2,761,286      3,008,445
              Other                 203,757          489,630            831,281      1,082,424
                                 ----------        ---------         ----------     ----------

      Total cost of
           revenues               1,752,761        1,851,273          5,164,178      5,297,768

       Gross profit               4,347,847        2,940,214         10,675,056      8,709,110


Operating expenses:
Product Development               1,153,215        1,091,938          3,545,334      3,227,294
Sales and marketing               1,801,140        1,303,152          5,625,424      4,356,232
        General and
     administrative               2,208,995        1,316,755          5,178,915      3,995,744
                                 ----------        ---------         ----------     ----------

    Total operating
           expenses               5,163,350        3,711,845         14,349,673     11,579,270
                                 ----------        ---------         ----------     ----------

          Loss from
         operations                (815,503)        (771,631)        (3,674,617)    (2,870,160)
       Other income
      expense), net                  12,160          (61,633)            48,861        (87,145)
                                 ----------        ---------         ----------     ----------

 Loss before income
              taxes                (803,343)        (833,264)        (3,625,756)    (2,957,305)
      Provision for
       income taxes                   --                --                --            --
                                 ----------        ---------         -----------    ----------

           Net loss               ($803,343)       ($833,264)       ($3,625,756)   ($2,957,305)
                                 ==========        =========         ==========     ==========


Net loss per share -
   basic and diluted       ($0.06)       ($0.07)          ($0.28)       ($0.23)
    Weighted average
       common shares
 outstanding - basic
         and diluted   12,722,058    12,721,963       12,722,031    12,721,278



     See accompanying notes to condensed consolidated financial statements.



                               TCI Solutions, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Nine Months Ended
                                                     September 30,
                                     ----------------------------------------------
                                           2002                          2001
                                     ----------------             -----------------
Operating activities
                 Net loss              $(3,625,756)                   $(2,957,305)
 Adjustments to reconcile
     net loss to net cash
                  used in
    operating activities:
         Depreciation and
             amortization               283,554                        285,386
            Provision for
        doubtful accounts               797,000                        300,000
     Changes in operating
               assets and
             liabilities:
      Accounts receivable               (3,546,789)                    (1,369,661)
         Prepaid expenses
        and other current
                   assets               (181,720)                      37,193
             Other assets               70,597                         (2,478)
         Accounts payable               (716,002)                      594,635
         Accrued expenses               905,526                        482,314
         Deferred revenue               1,562,912                      613,195
                                        -----------                    -----------

         Net cash used in
     operating activities               (4,450,678)                    (1,916,721)
     Investing activities
    Purchases of property
            and equipment               (740,878)                      (301,487)
     Financing activities
        Net proceeds from
    issuance of preferred
                    stock               4,476,204                      (26,256)
    Proceeds from sale of               -----------                    ----------
             common stock               106                            12,937
    Proceeds from line of
                   credit               0                              1,385,159
    Principal payments on
           long-term debt               (34,534)                       (98,380)
                                        ----------                     -----------
     Net cash provided by
     financing activities               4,441,776                      1,273,460
                                        ----------                     -----------

 Net decrease in cash and
         cash equivalents               (749,780)                      (944,748)
            Cash and cash
           equivalents at
      beginning of period               5,904,839                      1,684,515


                                       ----------                     -----------
Cash and cash
  equivalents at end of
  period                              $ 5,155,059                     $   739,767
                                      ===========                     ===========




NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2002, we entered into the following noncash investing activities:
         Obtained $40,560 of equipment under capital lease arrangements. Converted $32,470 of accrued interest related to bridge loans to 64,940 share of Series B preferred stock.
         Canceled warrants to purchase common stock with a recorded value of $285,865, resulting in an increase in preferred stock.
         Recorded warrants to purchase common stock with a recorded value of $29,238.

     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

                               TCI Solutions, Inc.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

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

The results of operations for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

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

2. Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares of 55,380 and 237,205 for the three months ended September 30, 2002 and 2001 and 55,380 and 862,703 for the nine months ended September 30, 2002 and 2001, respectively, have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

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

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales, and gross profit, as this is the only information provided to the chief operating decision-maker.

Operating segment data for the three months and nine months ended September 30, 2002 and 2001 is as follows:



                                               Licenses        Services       Other          Total

Three months-ended September 30, 2002
  Revenues                                   $ 3,622,589     $ 2,088,309    $ 389,710     $  6,100,608
  Cost of revenues                               518,405       1,030,599      203,757        1,752,761
                                             -----------     -----------    ---------     ------------

    Gross profit                             $ 3,104,184     $ 1,057,710    $ 185,953     $  4,347,847
                                             ===========     ===========    =========     ============


Three months-ended September 30, 2001
  Revenues                                   $ 2,262,902     $ 1,781,635    $   746,950    $  4,791,487
  Cost of revenues                               429,506         932,137        489,630       1,851,273
                                             -----------     -----------    -----------    ------------

    Gross profit                             $ 1,833,396     $   849,498    $   257,320    $  2,940,214
                                             ===========     ===========    ===========    ============



Nine months-ended September 30, 2002
  Revenues                                   $ 9,002,796     $ 5,295,301    $ 1,541,137    $ 15,839,234
  Cost of revenues                             1,571,611       2,761,286        831,281       5,164,178
                                             -----------     -----------    -----------    ------------

    Gross profit                             $ 7,431,185     $ 2,534,015    $   709,856    $ 10,675,056
                                             ===========     ===========    ===========    ============



Nine months-ended September 30, 2001
  Revenues                                   $ 7,465,738     $ 4,938,968    $ 1,602,172   $ 14,006,878
  Cost of revenues                             1,206,899       3,008,445      1,082,424      5,297,768
                                             -----------     -----------    -----------   ------------

    Gross profit                             $ 6,258,839     $ 1,930,523    $   519,748   $  8,709,110
                                             ===========     ===========    ===========   ============


We provide credit in the normal course of business to all credit worthy customers. One customer accounted for 31.7% and 31.3% of revenues for the three and nine months ended September 30, 2002 and 21.1% of revenues for the nine months ended September 30, 2001. Additionally three customers accounted for 45.2% of revenues for the three months ended September 30, 2001. Approximately 28.2% and 12.0% of accounts receivable was due from two customers as of September 30, 2002. All of our customers are in the retail industry.

4. Convertible Preferred Stock

During the nine months ended September 30, 2002, we raised $4,476,204 from the sale of an additional 9,453,094 shares of Series B Convertible Preferred Stock (Series B Preferred Stock) at $0.50 per share, net of offering costs of $217,871. Series B Preferred Stock shares sold during the nine months ended September 30, 2002 have the same rights and preferences as those sold during December 2001.

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

We also agreed to cancel warrants to purchase 396,783 shares of common stock held by the same third party which were previously granted during fiscal 1999. These warrants had an estimated fair market value of $285,865 at the date of grant using the Black Scholes pricing model. These warrants have been cancelled and recorded as an increase in preferred stock.

5. Employee/Director Option Plans

On August 27, 2002, the board of directors authorized the future grant of options to purchase an aggregate of 6,197,886 shares of our common stock to certain employees under our 2001 Equity Incentive Plan and options to purchase an aggregate of 6,000 shares to certain non-employee directors under our 2001 Non-Employee Director's Stock Option Plan (collectively, the "2001 Plans"). All options will be granted at the fair market value on the date of grant. We expect to grant these options upon the completion of the Security Exchange Commission's
(SEC) review of our Form 10-SB that was filed on April 30, 2002 and all amendments thereto.

6.  Credit Facility

On August 6, 2002, we entered into a $4 million credit facility with a financial institution comprised of a $1 million equipment line of credit and a $3 million revolving line of credit. Each advance under the equipment line of credit is payable in 36 equal monthly installments, plus interest at 1.0% above the prime rate (4.75% at September 30, 2002). The equipment line of credit expires in March 2006. The revolving line of credit expires in August 2004 and bears interest at 0.5% above the prime rate. Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined. As of September 30, 2002, eligible borrowings under the revolving line of credit were approximately $3 million. To date, we have not borrowed any amounts against our credit facility.

Borrowings under the credit facility are secured by substantially all of our assets and we are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of September 30, 2002, we were in compliance with all covenants included in the terms of the credit agreement.

In connection with our credit facility, we granted warrants to purchase 125,000 shares of common stock at an exercise price of $0.25 per share to the financial institution. The warrant is immediately exercisable and expires on August 6, 2009. The fair value of these warrants using the Black-Scholes pricing model of $29,238 was recorded as a prepaid financing charge and an increase in warrants to purchase common stock and will be amortized by charges to interest expense over a two-year period.

Our calculation using the Black-Scholes pricing model used the following assumptions: expected life equal to contractual life of the warrants or 7 years, 135% volatility, risk-free interest rate of 4.00% and no dividends during the expected term.

7. Commitments and Contingencies

We lease certain facilities and equipment under agreements that expire at various times through October 2006, which are accounted for as operating leases.

Future minimum lease payments, under operating leases, consist of the following:


    Year ending December 31:
    2002                           $ 1,079,856
    2003                             838,754
    2004                             636,824
    2005                             660,255
    2006                             400,355
                                   -----------
    Future minimum lease payments  $ 3,616,044
                                   ===========


Litigation - In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our consolidated operations, cash flows and financial position.

8. Recent Accounting Developments

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In August 2001, the FASB also issued SFAS No. 144, Accounting for the

Impairment or Disposal of Long-Lived Assets. In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

In accordance with SFAS No. 142, we were required to perform a two-step transitional impairment test. The first step of this test was completed by June 30, 2002 with the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. Our reporting units are generally consistent with the operating segments defined in Note 3. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied fair value. We determined that there was no transitional impairment of goodwill. The adoption of SFAS No. 142 in January 2002 did not have a material impact on our consolidated results of operations and financial position. Amortization expense for the three months and nine months ended September 30, 2001was $22,238 and $66,714, respectively or less than or equal to $0.01 per share.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. We adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations and financial position.

SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, SFAS No. 146 supercedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Reclassification of Reimbursed Out-of-Pocket Expenses. We have adopted the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 ("EITF No. 01-14"), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of operations beginning January 1, 2002. We previously classified reimbursed expenses as a reduction in the cost of consulting services. The adoption of EITF No. 01-14 does not impact our total gross profit or operating income, but it will increase total revenues and as a result, slightly reduce our gross profit and operating margin percentages. Reimbursed expenses were $161,359 and $440,890 for the three months and nine months ended September 30, 2002. In addition, we have increased service revenues and cost of service revenues by $154,661 and $574,705 during the three months and nine months ended September 30, 2001.


Item 2. Management's Discussion and Analysis or Plan of Operation.

         This Quarterly Report on Form 10-QSB contains forward-looking statements reflecting management's current forecast of our future. It is based on current information that we have assessed but which, by its nature, is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, number of personnel, strategic relationships with third parties, acquisitions and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "intend," "believe," "should," "would," "could," "anticipate," or other words that convey the uncertainty of future events or outcomes. In particular, we provide our outlook for revenues, gross profits, operating expenses, and bad debt provision, in each case for the fourth quarter 2002. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-QSB, which you should read carefully. We would particularly refer you to the section under the heading "Certain Risks That May Affect Future Results" for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-QSB should be considered in the context of these risk factors.


Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon consolidated financial statements that we prepared in accordance with generally accepted accounting principles of the United States of America.

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

Revenue recognition - We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Additionally, our revenue recognition determines the timing of certain expenses such as commissions.

We license software under perpetual, non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. We follow the Securities and Exchange Commission's guidance of Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation, and disclosure of revenue in financial statements.

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

Accounts Receivable - We typically extend credit to our customers. Software licenses are generally due within 30 to 90 days; however, larger software contracts may include payment terms with installments due within twelve months from the date of delivery. Billings for customer support and professional services performed on a time and material basis are due on net 30-day terms. We estimate the probability of collection of the receivable balances and provide an allowance for doubtful accounts based upon an evaluation of our customers' ability to pay and general economic conditions. While our losses have historically been within our estimates, we cannot guarantee that we will continue to experience the same collection experience. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense which could have a material adverse impact on our results of operations and financial position for the periods in which such additional expense occurs.

Income Taxes - We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we operate at a profit in the future and generate sufficient future taxable income, we could be required to reverse the current valuation allowance against the deferred tax assets which would result in a substantial decrease in our effective tax rate.

Overview

         We offer retailers a variety of integrated applications and professional services to help enhance revenues, better manage their merchandise, pricing, workforce, financial, customer functions and information systems at both headquarters and store locations. Our architecture and data model provide infrastructure capabilities that automate and support electronic data exchange throughout the enterprise and supply chain.
        Retail Information Systems News recognizes us as an industry leader, known for producing high return on investment software that leads the competition in meeting the overall expectations of our customers as reported in the December 2000 and December 2001 RIS News Survey "Retail Software Leaderboard".

Significant Trends and Developments in Our Business

         Economic Conditions in the Retail Industry. We believe that the negative economic conditions and disruption resulting from the September 11th attacks affected the demand for our products in the United States during 2001 and 2002 will continue and an economic recovery may still be several months away. We also believe that negative consumer confidence has inhibited economic recovery in the United States and may continue for the foreseeable future. As a result, we continue to be concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers. The retail industry will be adversely impacted if negative consumer confidence and economic conditions persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, delay, suspend or reduce the demand for our products and adversely impact our business, operating results and financial condition. In addition, our customers' ability to pay for our products or services could be impaired, and we may experience an increased number of bankruptcy filings in our customer base.

         New Products and Expanded Markets. We invested $3.5 million for the nine months ended September 30, 2002 and a total $18.0 million since 1996 toward new product development efforts. We have released enhanced versions of our core software products for the past two years and expanded the breadth of our product portfolio. Although we continue to focus on the "Tier 2" retail market, we have recently experienced increased sales activity with "Tier 1" customers with annual sales in excess of $1 billion, which we expect will contribute to revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting "Tier 1" customers and has resulted in a steady pattern of new customers licensing multiple products as well as enhanced add-on selling opportunities in our existing install base.

         Services Outlook. Service revenue, including the reclassification of reimbursed expenses, increased $307 thousand and $356 thousand for the three and nine months ended September 30, 2002 compared to the same periods in the prior year. The increase is primarily a result of increased utilization of our internal services group which resulted in greater services revenue than in prior periods. Services revenue typically lags the sale of software licenses by as much as six months. Furthermore, much of the growth in demand for our products is derived from increased sales activity in the Tier 1 market where the sales cycle and resources needed to close new contracts are significantly greater.


Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

         Revenues consist of software license revenues, maintenance, services and other revenues, including reimbursed expenses, which represents 46.0%, 13.4%, 34.2% and 6.4%, respectively, of total revenues for the three months ended September 30, 2002 compared to 28.6%, 18.6%, 37.2% and 15.6%, respectively for the three months ended September 30, 2001. Additionally, revenues from these sources represented 41.3%, 15.5%, 33.5%, and 9.7%, respectively, of total revenues for the nine months ended September 30, 2002 compared to 36.0%, 17.3%, 35.3%, and 11.4% respectively for the nine months ended September 30, 2001. Total revenues for the three months ended September 30, 2002 were $6.1 million, an increase of $1.3 million, or 27.3%, over the $4.8 million reported for the three months ended September 30, 2001. Additionally, total revenues for the nine months ended September 30, 2002 were $15.8 million, an increase of $1.8 million, or 13.1% over the $14.0 million reported for the nine months ended September 30, 2001.

Product Revenues

         Software Licenses. Software license revenue for the three and nine months ended September 30, 2002 increased 104.6% and 29.7% respectively, from the same periods in the prior year. For the three month periods, software license revenue increased to $2.8 million from $1.4 million and for the nine month periods, software license revenue increased to $6.5 million from $5.0 million. In general, the retail industry does not appear to have maintained its level of investment in information technology during the current economic cycle; however, we added two new tier 1 customers that contributed $1.7 million and $500 thousand respectively to software license revenue during the three months ended September 30, 2002. Software license revenue represented 46.0 % of total revenues in the three months ended September 30, 2002 compared to 28.6% for the three months ended September 30, 2001. Additionally, software license revenue represented 41.3% and 36.0% respectively for the nine months ended September 30, 2002 and 2001.

         Maintenance. Maintenance revenue for the three and nine months ended September 30, 2002 and 2001 decreased 8.6% and increased 1.7% respectively to $814 thousand and $2.5 million from $890 thousand and $2.4 million. The increase in maintenance revenue for the nine month period primarily results from $12.1 million in new software licenses sold for the eighteen-month period ended September 30, 2002. Maintenance revenue represented 13.4% and 15.5% of total revenues for the three and nine months ended September 30, 2002 compared to 18.6% and 17.3% for the three and nine months ended September 30, 2001.

         Services. Services revenue, including the reclassification of reimbursed expenses, for the three and nine months ended September 30, 2002 and 2001 increased 17.2% and 7.2% respectively to $2.1 million and $5.3 million from $1.8 million and $4.9 million. Services revenue, including the reclassification of reimbursed expenses, represented 34.2% and 33.5% of total revenues in the three and nine months ended September 30, 2002 compared to 37.2% and 35.3% for the three and nine months ended September 30, 2001.

         Other. Other revenue for the three and nine months ended September 30, 2002 decreased 47.8% and 3.8% respectively to $389 thousand and $1.5 million from $747 thousand and $1.6 million for the three and nine months ended September 30, 2001. The decrease in other revenue is attributed to decreased sales of third party components. Other revenue represented 6.4% and 9.7% of total revenues in the three and nine months ended September 30, 2002 compared to 15.6% and 11.4% for the three and nine months ended September 30, 2001.

Cost of Product Revenues

         Cost of Software Licenses. Cost of software licenses was $152 thousand or 2.5% of total revenues and $406 thousand or 2.6% of total revenues for the three and nine months ended September 30, 2002 compared to $94 thousand, or 2.0% of total revenues and $321 thousand or 2.3% for the three and nine months ended September 30, 2001. The increase in cost of software license for the three month period ended September 30, 2002 is a result of an increase in software sales occurring through reseller channel.

         Cost of Maintenance. Cost of maintenance increased 9.3% to $366 thousand or 6.0% of maintenance revenues and increased 31.6% to $1.2 million or 7.4% of maintenance revenues for the three and nine months ended September 30, 2002 from $335 thousand and $886 thousand, or 7.0% and 6.3% of maintenance revenue, for the three and nine months ended September 30, 2001. The increase primarily results from the maintenance services we provide the reseller channel and the additional personnel employed in the customer support function to support our growing installed base.

         Cost of Services. Cost of services, including the reclassification of reimbursed expenses, increased 10.6% to $1.0 million and decreased 8.2% to $2.8 million for the three and nine months ended September 30, 2002 from $932 thousand and $ 3.0 million in the three and nine months ended Septeber 30, 2001. The increase is directly attributed to the 17.2% and 7.2% increase in services revenue for the three and nine month period ending September 30, 2002.

         Cost of Other. Cost of other revenue was $204 thousand or 3.3% of total revenues and $831 thousand or 5.2% of total revenues for the three and nine months ended September 30, 2002 compared to $490 thousand or 10.2% and $1.1 million or 7.7% of total revenues for the three and nine months ended September 30, 2001.


Operating Expenses

         Operating expenses increased 39.1% to $5.2 million, or 84.6% of total revenues, for the three months ended September 30, 2002 from $3.7 million, or 77.5% of total revenues, for the three months ended September 30, 2001. Additionally, operating expenses increased 23.9% to $14.3 million, or 90.6% of total revenues, for the nine months ended September 30, 2002 from $11.6 million or 82.7% of total revenues for the same period in 2001. This increase is attributed to additional investments in personnel and other related expenses in our sales and marketing and product development organizations.

         Product Development. Product development expenses for the three and nine months ended September 30, 2002 increased 5.6% and 9.9% to $1.2 million and $3.5 million from $1.1 million and $3.2 million for the three and nine months ended September 30, 2001. Product development expense as a percentage of total revenues was 18.9% and 22.4% for the three and nine months ended September 30, 2002 compared to 22.8% and 23.0% for the three and nine months ended September 30, 2001. The increase in product development expense primarily results from the addition of new employees hired to enhance and expand our portfolio of software solutions. In order to continue to extend the breadth of our product suite, we need to continue to add new employees to develop new value-added products.

         Sales and Marketing. Sales and marketing expense for the three and nine months ended September 30, 2002 increased 38.2% and 29.1% to $1.8 million and $5.6 million from $1.3 million and $4.4 million for the three and nine months ended September 30, 2001. Sales and marketing expense as a percentage of total revenues was 29.5% and 35.5% for the three and nine months ended September 30, 2002 compared to 27.2% and 31.1% in the three and nine months ended September 30, 2001. The increase in sales and marketing expenses primarily results from a 10% increase in our direct channel sales representatives and the addition of new marketing efforts. We expect to continue to expand our sales and marketing efforts in order to continue our growth and penetration of new markets.

         General and Administrative. General and administrative expenses for the three and nine months ended September 30, 2002 increased 67.8% and 29.6 % to $2.2 million and $5.2 million from $1.3 million and $4.0 million for the three and nine months ended September 30, 2001. General and administrative expense, as a percentage of total revenues, was 36.2 % and 32.7% for the three and nine months ended September 30, 2002 compared to 27.5% and 28.5% for the three and nine months ended September 30, 2001. The increase in general and administrative expense results from the addition of new administrative employees necessary to support the increased revenue and overall expansion of our operations and an additional accrual of $400,000 for estimated bad debts.

Liquidity and Capital Resources

         We continue to finance our operations primarily through private sales of equity securities. We had working capital of $8.7 million at September 30, 2002 compared with $8.3 million at December 31, 2001. Cash and cash equivalents at September 30, 2002 were $5.2 million, a decrease of $750 thousand from the $5.9 million reported at December 31, 2001. Cash balances decreased in the nine months ended September 30, 2002 primarily as a result of the increased investment of product development and sales and marketing activities and from a $4.5 million usage of cash for operations.

         Operating activities used cash of $4.5 million and $1.9 million in the nine months ended September 30, 2002 and 2001, respectively. Cash used from operating activities in the nine months ended September 30, 2002 results primarily from a net loss of $3.6 million, a $3.5 million increase in accounts receivable, offset by an increase in deferred revenue of $1.5 million, and an increase in accrued expenses of $905 thousand. We had net receivables of $8.0 million at September 30, 2002 compared to $5.2 million at December 31, 2001 primarily due to increased sales volume.

         Investing activities utilized cash of $741 thousand in the nine months ended September 30, 2002 and utilized cash of $301 thousand in the nine months ended September 30, 2001. Cash utilized by investing activities in both periods results from capital expenditures.

         Financing activities provided cash of $4.4 million and $1.3 million during the nine months ended September 30, 2002 and 2001, respectively. The activity for the period ending September 30, 2002 primarily includes proceeds from the sale of Series B Convertible Preferred Stock.

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

Recent Accounting Developments

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In August 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

In accordance with SFAS No. 142, we are required to perform a two-step transitional impairment test. The first step of this test was completed by June 30, 2002 with the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. Our reporting units are generally consistent with the operating segments defined in Note 3 to the unaudited condensed consolidated financial statements. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied fair value. We determined that there was no transitional impairment of goodwill. The adoption of SFAS No. 142 in January 2002 did not have a material impact on our consolidated results of operations and financial position. Amortization expense for the three months and nine months ended September 30, 2001was $22,238 and $66,714, respectively equal or less than $0.01 per share.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. We adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations and financial position.

SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, SFAS No. 146 supercedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Reclassification of Reimbursed Out-of-Pocket Expenses. We have adopted the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 ("EITF No. 01-14"), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of operations beginning January 1, 2002. We previously classified reimbursed expenses as a reduction in the cost of consulting services. The adoption of EITF No. 01-14 does not impact our total gross profit or operating income, but it will increase total revenues and as a result, slightly reduce our gross profit and operating margin percentages. Reimbursed expenses were $161,359 and $440,890 for the three months and nine months ended September 30, 2002. In addition, we have increased service revenues and cost of service revenues by $154,661 and $574,705 during the three months and nine months ended September 30, 2001.

Certain Risks That May Affect Future Results

Factors that May Impact Future Results of Operations
----------------------------------------------------


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


Quarterly Fluctuations and Economic Conditions Could Impair Our Ability to Execute Our Business Plan and Thereby, Negatively Impact Our Financial Condition
--------------------------------------------------------------------------------


Our quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

         o the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;
         o  the demand for and market acceptance of our software solutions;
         o competitors' announcements or introductions of new software solutions, services or technological innovations;
         o our ability to develop, introduce and market new products on a timely basis;
         o customer deferral of material orders in anticipation of new releases or new product introductions;
         o  our success in expanding our sales and marketing programs;
         o  technological changes or problems in computer systems; and
         o general economic conditions which may affect our customers' capital investment levels.

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

Changes in Market Size and Dynamics Could Have a Material Adverse Effect on Our Ability to Generate Sales and Our Future Prospects for Growth.
-------------------------------------------------------------------------------

The recent slowdown of the U.S. economy, which was increased by the terrorist attacks of September 11, 2001 may have a long-lasting, detrimental effect to the market for our products as retailers scale back on their expenditures or are forced to go out of business. In addition, reductions or allocations of retail Information Technology budgets, due to current economic conditions could affect retailers' demand for our products. A significant reduction in the number of customers or purchases made by customers as a result of these conditions could have a material adverse effect on our sales and prospects for growth.

Decreases in Demand From Grocery Retailers Will Hurt Our Ability to Generate Revenues
----------------------------------------------------------------------------

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

Consolidation in the Retail Industry and Weak Economic Conditions Could Negatively Impact Revenues for Products and Services
-----------------------------------------------------------------------

We also believe that the retail industry may be consolidating and that the industry is, from time to time, subject to increased competition and weakening economic conditions that could negatively impact the industry and our customers' ability to pay for our products and services which have and could potentially lead to an increased number of bankruptcy filings. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition.

The Rapid Pace of Change in our Industry Could Render our Technology Unmarketable and Result in a Decrease in Revenue
--------------------------------------------------------------------

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


In developing new products and services, we may:

         o fail to respond to technological changes in a timely or cost-effective manner;
         o encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;
         o experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or
         o  fail to achieve market acceptance of our products and services.

Competition Could Seriously Impede Our Ability to Profitably Sell Our Solutions
-------------------------------------------------------------------------------

The markets for our software products are highly competitive. Competition could seriously impede our ability to sell additional products and services on favorable terms. Competitive pressures could reduce our market share or require us to reduce prices, which could reduce our revenues and/or operating margins. Many of our competitors have substantially greater financial, marketing or other resources, and greater name recognition than us. In addition, these companies may adopt aggressive pricing policies that could compel us to reduce the prices of our products and services in response. Our competitors may also be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may:

         o Develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive;
         o Make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, which could increase the ability of their products to address the needs of our customers; and
         o Establish or strengthen cooperative relationships with our current or future strategic partners, which could limit our ability to sell products through these channels.

Changes in Technology Could Render Our Products Obsolete and Negatively Impact Our Results of Operations
------------------------------------------------------------------------------

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

The Sales Cycle for Our RetailSuite Products is Long and Costly and May Not Result in Revenues
---------------------------------------------------------------------------

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

Generating the Appropriate Mix of Revenues from Software and Services is Critical to Generating Acceptable Profit Margins and Operating Results
------------------------------------------------------------------------

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

Expected Increases in Operating Expenses Could be Detrimental to our Financial Condition and Results of Operations
------------------------------------------------------------------------------

We intend to significantly increase operating expenses as we:

         o  increase research and development activities;
         o increase sales and marketing activities, including expanding our direct sales force;
         o  expand our distribution channels; and
         o  increase service activities.

We will incur expenses before we generate additional revenue from this increase in spending. If we do not significantly increase revenue from these efforts, our business and operating results could be seriously harmed.

We May Not be able to Generate Positive Cash Flows or Profits Sufficient to Sustain Our Operations
---------------------------------------------------------------------------

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

A Loss of Important Customers May Result in a Loss of Revenues
--------------------------------------------------------------

For the three and nine months ended September 30, 2002, Winn-Dixie, Inc. accounted for 31.7% and 31.3% of total revenue, while no other single customer accounted for more than 10% of the nine months ended September 30, 2002 total revenues. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.

An Inability to Build Relationships with Systems Integrators Could Result in a Damaged Reputation that could Negatively Impact Our Ability to Generate Future Revenues
------------------------------------------------------------------------------

Systems integrators assist our customers with the installation and deployment of our products, in addition to those of our competitors, and perform custom integration of computer systems and software. In the future, we intend to increase our reliance on system integrators to help customers with the implementation of our products. If we are unable to develop and maintain relationships with systems integrators, we would be required to hire additional personnel to install and maintain products, which would result in lower margins due to the higher expenses associated with systems integrators. Additionally, in the event that system's integrators are not able to provide an adequate level of services, we may be required to deploy unexpected resources to provide integration services and avoid potential damage to our reputation.

A Loss of Existing Resellers Could Harm Our Financial Position and Results of Operation
-----------------------------------------------------------------------------

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

If we are unable to establish relationships with marketing partners, we will have to devote substantially more resources to the sales and marketing of our products. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have long and established relationships with these same systems integrators, and as a result, these marketing partners may be more likely to recommend competitors' products and services.

If We Lose Key Personnel or are Unable to Attract and Retain Additional Personnel, Our Ability to Grow Our Business Could be Harmed.
-----------------------------------------------------------------------

Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of Lance Jacobs, Chief Executive Officer; Stephen DeSantis, Chief Financial Officer and David Berg, our Chief Technology Officer. We currently only maintain key-man term life insurance on the life of Mr. Jacobs. All of our key personnel have employment contracts with us. The contracts are generally described in Item 6, Executive Compensation, in our Form 10-SB filed with the Security and Exchange Commission on April 30, 2002 (see Form 10SB).. The loss of the services of these executive officers or other significant employees could negatively impact our business.

We must also attract, integrate and retain skilled sales, research and development, marketing and management personnel. Competition for these types of employees is intense, particularly in our industry. Failure to hire and retain qualified personnel would harm our ability to grow the business.

If We Fail to Obtain Additional Capital, Should the Need Arise, Our Business Could be Harmed
----------------------------------------------------------------------------

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

Shareholders Cannot Expect to be Able to Liquidate Any or All of Their
Investment
----------------------------------------------------------------------

No public market exists for our common stock. Common shareholders must be prepared to hold their investment indefinitely and cannot expect to be able to liquidate any or all of their investment even in case of an emergency. All of our outstanding shares of common stock are subject to rights of first refusal in our favor, pursuant to our bylaws. The right of first refusal is triggered in the event a stockholder desires to sell or otherwise transfer any shares of our stock to a third party upon which we will have 30 days from receipt of the notice of the proposed transaction to purchase all of the shares proposed to be sold at the price and upon the terms proposed to be sold. Certain exceptions exist to this right of first refusal including the transfer of shares to members of a stockholder's immediate family or to a trustee for the account of a stockholder or such stockholder's immediate family.

An Inability for Us to Protect Our Intellectual Property Rights Could Negatively Impact Our Business and Operating Results
--------------------------------------------------------------------------------

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

Errors/Defects in Products and/or Integration Could Negatively Impact Our Ability to Meet Our Customers Needs and Thereby, Negatively Impact Our Financial Position and Results of Operations
--------------------------------------------------------------------------------

Our products are complex and, accordingly, may contain undetected errors or failures when we first introduce them or as we release new versions. This may result in loss of, or delay in, market acceptance of our products and could cause us to incur significant costs to correct errors or failures or to pay damages suffered by customers as a result of such errors or failures. In the past, we have discovered software errors in new releases and new products after their introduction. We have incurred costs during the period required to correct these errors, although to date such costs, including costs incurred on specific contracts, have not been material. We may in the future discover errors in new releases or new products after the commencement of commercial shipping.

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

Infringement Claims May Allow Competitors to Gain Access To Our Technology and We May Lose Customers
------------------------------------------------------------------------------

We do not have any knowledge that our products infringe on the proprietary rights of any other parties. However, there can be no assurance that other parties will not assert infringement claims against us in the future with respect to current or future products. Assertion of an infringement claim may result in costly litigation or may require us to obtain license or royalty agreements to use another party's intellectual property. There can be no assurance that any such license or royalty agreement would be available on reasonable terms, if available at all. As the number of our software products in our segment of the software industry increases and the functionality of these products increasingly overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time-consuming and expensive to defend.

Litigation Could be Costly and Impair our Results of Operations
---------------------------------------------------------------

We are not currently involved in any material litigation. Future litigation, with or without merit, that we may become involved in could have a material adverse effect on our business, results of operations or financial condition and could result in significant expenses, even if we ultimately prevail in such litigation.

Fluctuations in Our Operating Results Could Cause Investors to Lose All of Their Investment and We Provide No Assurance of Future Share Values
--------------------------------------------------------------------------------

We provide no assurances regarding the value of our outstanding capital stock. Investors in our capital stock may lose all or part of their investment in our capital stock.

We Are Controlled by Institutional Investors Who May Not Act in the Best Interests of Our Other Shareholders
------------------------------------------------------------------------

Institutional investors hold 99.8% of our outstanding Series A Preferred Stock and in excess of 95.8% of our outstanding Series B Preferred Stock. The preferred stock votes on an as-converted to common stock basis and the preferred stock and common stock vote together as a single class. Currently, the outstanding preferred stock held by institutional investors represents approximately 73% of our outstanding capital stock on an as-converted basis. As a result, the institutional investors, as a group, hold controlling interests in us and will be able to make decisions in their own interest which may not be in the best interests of other stockholders. This would include decisions to sell some or all of our assets, merge with another entity, commence an initial public offering or dissolve. Our institutional investors have certain anti-dilutive and preemptive rights, as more particularly described in Item 8, "Description of Securities" of Form 10-SB. Our institutional investors also have senior rights in the event of our liquidation. Please see Item 7, "Certain Relationships" of Form 10-SB.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Changes in Internal Controls

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls (including any corrective actions with regard to significant deficiencies and material weaknesses), subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2.  Changes in Securities:

Recent Sales of Unregistered Securities
The following lists all transactions involving sales of our securities for the three months ended September 30, 2002. None of the securities listed were sold in a public offering or through or with the assistance of any underwriter or broker-dealer.

Employee Director Option Plans - On August 27, 2002, the board of directors authorized the future grant of options to purchase an aggregate of 6,197,886 shares of our common stock to certain employees under our 2001 Equity Incentive Plan and options to purchase an aggregate of 6,000 shares to certain non-employee directors under our 2001 Non-Employee Director's Stock Option Plan (collectively, the "2001 Plans"). All options will be granted at the fair market value upon as of the date of grant. We expect to grant these options upon the completion of the SEC's review of our Form 10-SB that was filed on April 30, 2002 and all amendments thereto. The grants will be registered on a Form S-8, to be filed with the SEC.

Warrant - In connection with the extension of a line of credit by Comerica to us under the Loan and Security Agreement dated August 6, 2002, we issued warrants to Comerica to purchase 125,000 shares of our common stock at an exercise price of $0.25 a share. The warrant is exercisable through August 6, 2009 and provides for adjustments to the warrant price, the number of shares issued thereunder in the event of certain dilutive transactions. The warrant also provides the warrant holder with certain "piggyback" registration rights with respect to the common stock issuable under the warrant equal to those granted under our Second Amended and Restated Registration Rights Agreement dated April 10, 2002. The offer and sale of the warrants were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereunder. We received written representations from Comerica that it is an accredited investor as such term is defined as Rule 501 of Regulation D and that Comerica was acquiring the securities for investment and for Comerica's own account and not with a view to, or for resale in connection with, any distribution thereof. The sale of the warrants was made without any general solicitation or advertising.

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information:

On August 6, 2002, we entered into a Loan and Security Agreement Comerica Bank-California, which provided us with a revolving line of credit of up to $3.0 million and a separate line of credit for equipment purchases of up to $1.0 million. Borrowings are collateralized by substantially all of our assets, including our intellectual property. Borrowings under the revolving line bear interest at .5% above Comerica's prime rate and borrowings under the equipment line 1.0% above Comerica's prime rate. To date, we have not borrowed any amounts against our credit facility. Under the Loan and Security Agreement, we agreed to issue to Comerica a warrant for the purchase of a 125,000 shares of our common stock at an exercise price of $0.25 per share. The warrant is exercisable through August 6, 2009. The warrant provides that the warrant exercise price and the number of shares issuable upon exercise of the warrant will be adjusted in the event of certain dilutive transactions. The warrant also provides the warrant holder with "piggyback" registration rights with respect to the common stock issuable under the warrant equal to those granted under the Second Amended and Restated Registration Rights Agreement dated April 10, 2002.

Item 6(a).      Exhibits

Exhibit No.     Name and/or Identification of Exhibit
-----------     -------------------------------------

4.1 Warrant to purchase a 125,000 shares of Common Stock of TCI Solutions, Inc. in favor of Comerica Bank-California dated August 6, 2002

10.1 Loan and Security Agreement dated August 6, 2002 between TCI Solutions, Inc. and Comerica Bank-California

10.2 Agreement and Release dated June 24, 2002 with David Auerbach, as amended by Amendment dated September 26, 2002

99.1            Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

99.2            Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K: None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    TCI SOLUTIONS, INC.


Dated: November 14, 2002                       By:  /s/ Lance C. Jacobs
      ------------------------                      ---------------------------
                                                    Lance C. Jacobs
                                                    Chief Executive Officer

Dated: November 14, 2002                       By:  /s/ Stephen P. DeSantis
      ------------------------                      ---------------------------
                                                    Stephen P. DeSantis
                                                    Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Lance C. Jacobs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TCI Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Lance C. Jacobs
-----------------------
Lance C. Jacobs
Chief Executive Officer



CERTIFICATION
-------------

I, Stephen P. DeSantis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TCI Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Stephen P. DeSantis
------------------------
Stephen P. DeSantis
Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.     Name and/or Identification of Exhibit
-----------     -------------------------------------

4.1 Warrant to purchase a 125,000 shares of Common Stock of TCI Solutions, Inc. in favor of Comerica Bank-California dated August 6, 2002

10.1 Loan and Security Agreement dated August 6, 2002 between TCI Solutions, Inc. and Comerica Bank-California

10.2 Agreement and Release dated June 24, 2002 with David Auerbach, as amended by Amendment dated September 26, 2002

99.1            Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

99.2            Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.