Form 10KSB
period 2002-12-31
TCI SOLUTIONS INC
filed 2003-03-31
CIK 1167257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-KSB
(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from__________ to__________

                           Commission File No: 0-49783

                                  -------------


                               TCI Solutions, Inc.
              (Exact Name of Small Business Issuer in its Charter)

         Delaware                                      33-0537151
        (State or Other                                (I.R.S. Employer
         Jurisdiction                                  Identification No.)
         of Incorporation or
         Organization)

         300 E. Williams Circle                        85711
         Suite 300                                    (Zip Code)
         Tucson, Arizona
            (Address and telephone number of Principal Executive Offices)


                                  (520)298-7757
                (Issuer's Telephone Number, Including Area Code)

                                ----------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)
                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $22,505,989

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently, completed fiscal quarter:
The aggregate market value of the common equity held by non-affiliates of the Registrant is not ascertainable as there have been no reported sales or bids of such common stock, to the knowledge of the Registrant or its management

Number of shares of Common Stock ($0.01 par value) outstanding as of the close of business on March 7, 2003: 12,724,063

                               TCI Solutions, Inc.

                                Table of Contents


PART I      ..................................................................4
            Item 1.  Business.................................................4
            Item 2.  Properties..............................................10
            Item 3.  Legal Proceedings.......................................11
            Item 4.  Submission of Matters to a Vote of Security Holders.....11

PART II     .................................................................11
            Item 5.  Market for Common Equity and Related
                     Stockholder Matters.....................................11
            Item 6.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.....................11
            Item 7.  Financial Statements....................................25
            Item 8.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures....................25

PART III    .................................................................25
            Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                     Exchange Act............................................25
            Item 10. Executive Compensation..................................28
            Item 11. Security Ownership of Certain Beneficial Owners
                     and Management and Related Stockholder Matters..........30
            Item 12. Certain Relationships and Related Transactions..........35
            Item 13. Exhibits and Reports on Form 8-K........................36
            Item 14. Controls and Procedures.................................38

                                     PART I

Item 1.  Business

General Development of Business

     We were originally organized on June 10, 1983.

     TCI Solutions, Inc., a Delaware corporation, was incorporated on June 21, 2001 and is the surviving corporation in the reincorporation merger with our predecessor, TCI Management, Inc, a California corporation, on October 25, 2001. TCI Management was formed on September 16, 1992 to act as the Managing General Partner of Total Control Information, a California limited partnership formed on June 10, 1983 (formerly called Timesharing Consultants). The limited partnership originally operated the business of providing accounting and data processing services to clients on a timesharing basis. The business was later changed to developing and selling software for the retail grocery industry. We were the sole managing general partner of the limited partnership and the holder of more than 99.5% of the outstanding partnership interests at the time it was merged into us in April 2002.

     Since 1983, we have licensed our enterprise software and infrastructure solutions to primarily the retail grocery segment. Our principal and administrative offices are located 5210 E. Williams Circle, Suite 300, Tucson, Arizona 85711 We have a website at www.tcisolutions.com.

Overview

     We offer retailers a variety of integrated applications and professional services to help automate business processes and simplify IT infrastructures. Our software facilitates a retailers' ability to execute their pricing strategy and improve competitive positioning through improved merchandising, pricing and data hosting. Our architecture and data model provide infrastructure capabilities that automate and support electronic data exchange throughout the enterprise and supply chain.

     Retail Information Systems News recognizes us as an industry leader, known for producing high return on investment software that leads the competition in meeting the overall expectations of our customers as reported in the December 2000, December 2001, and December 2002 RIS News Survey "Retail Software Leaderboard".

Our Evolution

     From 1982 until 1995, we positioned ourselves as a leading store-level solution provider to the grocery industry. In 1996, we expanded our efforts to develop and sell a suite of enterprise-wide solutions for the hard goods centered retail industry. Our strategy was to leverage our 15-year history and retail industry expertise to develop our RetailSuite product line. RetailSuite is designed for large and medium sized retailers seeking a comprehensive set of solutions designed to improve operational efficiency and reduce costs by reducing labor costs and streamlining retailers pricing and merchandising operations.

     We dedicated the next five years to creating a data model with the architectural infrastructure designed to operate and manage the core of the retailer's enterprise. Our strategy is to become the central data architecture and infrastructure that retailers utilize to manage their enterprise technology.

     For the past three years, we have continued to expand and improve RetailSuite with additional modules and functionality. While our historical presence has been in grocery, we are targeting and finding success in other retail sectors. Our primary focus will remain in grocery for the next twelve months. Additionally, we are moving up market and expanding our solutions to serve Tier 1 retailers within grocery and our targeted retail sectors. The company defines Tier 1 retailers as companies with more than $2.5 billion in revenue and more than 100 stores. Our ability to successfully sell into Tier 1 retailers and other retail sectors is an important component of our growth strategy because Tier 1 retailers account for 55% of all stores in the retail market per a 2002 Chain Store Guide Market Study.

     We have consecutively increased revenue for the last five years from $6.0 million in 1998 to $22.5 million in 2002, an increase of 275% since 1998. As of December 2002, we have completed our 5th consecutive year of revenue growth. Over the next few years, we plan to continue our emergence in retail and solidify our presence as one of the top retail solution providers.

     Over the next three years, with the proceeds raised from our Series B Preferred Stock ("Series B Preferred Stock") financing and from our operations, we plan to invest significantly in our research and development efforts. Our investments will expand our core mission-critical applications in the areas of analytics and collaboration.

Our Strategy

     Our vision is to create success for our customers and partners by providing exceptional software solutions and services that empower them to achieve their strategic goals amidst evolving needs. To further the fulfillment of our vision, we raised $13.3 million from new and existing investors through the sale of Series B Preferred Stock in late 2001 and early 2002. The new capital will be deployed for the expansion of RetailSuite; further development of our professional services organization, and the expansion of sales and marketing efforts. Key elements of our strategy to fulfill our vision are outlined in the six points that follow:

o Leverage RetailSuite's Infrastructure and Application Knowledge Base - We intend to leverage RetailSuite's infrastructure and application knowledge base to create a more comprehensive suite of integrated solutions for retailers. We believe that our twenty-year history and experience with over 300 customers provides an in-depth understanding of retailers' requirements and provides the domain and enabling competencies needed to successfully broaden our product line.

o Further Develop our Marketing Vision - Improving our message and communication to the marketplace will increase awareness, create brand recognition, improve our overall image, and potentially open new markets.

o Provide Outstanding Professional Services - We believe that providing experienced retail consultants for project management, implementation, support and training services will enable us to achieve a high level of customer satisfaction. Based on our experiences, high levels of customer satisfaction have led to strong customer references and long-term relationships that facilitate value-added improvements to our software.

o Develop and Leverage Strategic Relationships - We will continue to establish strategic business relationships that enhance the delivery of our professional services and the development of our products that complement our current software solutions. We believe these relationships can provide greater market presence, greater opportunity to increase sales and provide greater access to other retail sectors and international markets.

o Acquire Complementary Businesses, Products and Technologies - We will pursue opportunities for the acquisition of complementary businesses, products and technologies that broaden our current product offerings and position us to successfully compete in other retail sectors. New complementary products and services are an important component of our strategy to increase revenues over the next five years.

Principal Products and Services

     We provide a development framework upon which is built a family of integrated and flexible applications which represent a foundation from which to manage the critical elements of the retail enterprise and which facilitates enlightened decision making through more effective utilization of information. One of our first applications, Inventory Management System(TM) allows retailers at a store to manage pricing, inventory, vendors, receiving and direct store delivery.

Retail Suite

     In 1998 we released RetailSuite, an enterprise software application and infrastructure solution. RetailSuite's vision is to enable retailers to integrate and manage merchandise, workforce, financial and customer information for retailers at both their headquarters and stores.

     At the foundation of RetailSuite is a comprehensive set of rules-driven applications. These applications are designed to enable retailers to better manage their operations through a combination of automation, enterprise integration, and e-business capabilities. This is accomplished by giving structure to vast quantities of data and allowing users to gather and interpret this information. Open system design, flexibility, layered architecture, user-definable operating parameters, localization, and scalability are among the software's key features.

     RetailSuite also provides infrastructure designed to automate and support electronic data exchange throughout the enterprise and supply chain. The infrastructure and data model underlying RetailSuite empowers retailers in their pursuit of e-business initiatives including analytics and collaboration across the retail supply chain.

     Moreover, RetailSuite's innovative e-business solutions facilitate enterprise connectivity and enable retailers to quickly and easily share information with trading partners and businesses (business-to-business (B2B)). The objective of RetailSuite is to aid retailers with improving customer service, reducing inventory levels, and facilitating coordination with suppliers and distribution partners.

Headquarters Solutions

     Our RetailSuite Headquarters Solutions consists of a base system, Headquarters Price/Merchandise Manager (HQPM2) and a series of application modules. Headquarters Price/Merchandise Manager provides the foundation for building all headquarters systems. HQPM2 contains an integrated data model that serves as the central information repository for items, vendors, costs, margins, deals, promotions, etc. and allows information sharing between headquarters, warehouses, vendors, stores and web sites. HQPM2 ensures centralized control because there is only one entry point for all data. The system centralizes item/vendor maintenance for all stores and is the collection point for all inventory and movement. HQPM2 also has a powerful pricing engine that automates the pricing function of a retail enterprise. As a headquarters host, HQPM2 can be used to perform global data maintenance for point-of-sale (POS), signs and labels, scales, wireless devices, and other store systems; thereby, coordinating communications with individual stores, and consolidate financial and operational data.

     The series of additional headquarters application modules control and coordinate tasks and procedures across a retailer's organization. Key application modules that are available include: Rules-based Price Generation, Perpetual Inventory Manager, Receivers and Transfers, Electronic Marketing, HQ eXchange POS, Store Ordering, POS/Scales/Label Batching and Central Scale Manager. These additional modules assist in centralizing and automating the complexities of managing a retail organization. The specific functionality of our headquarters applications follows:

     Rules-based Price Generation provides a pricing engine that automates a retailers pricing function. The pricing engine contains a rules-based, multi-dimensional pricing system that allows prices to be linked to gross margins, cost zones, strategic pricing zones or other items. User-defined price types including regular, sale, temporary price reduction, competitive and more can be generated automatically. Four sophisticated advanced-pricing modules allow users to define their own sets of rules and choose how prices are to be generated.

          o Competitive - Allows regular or sale prices to be compared to competing item or store, imports the data and uses it to generate store-specific product prices that are based on user-defined rules. Multiple/simultaneous competitors are supported.

          o Parity/Spread - Maintaining price image is made easier by the ability to create links between product sizes, flavors or brands.

          o Frequent Shopper - This module automatically generates discounted or special prices for frequent shoppers. It also will generate single unit or case prices based on normal selling unit prices.

          o Inventory Sensitive Pricing - This module lets you establish store-level item pricing strategies based on pre-defined inventory levels (at each store), and automatically adjusts item pricing, margins and promotional programs based on the inventory quantity on hand.

     Perpetual Inventory Manager provides per store inventory management. In doing so, this module tracks receipts, sales and other factors that affect the on-hand balance of merchandise. It is also capable of reporting movement by user-defined time periods.

     Receivers and Transfers provides the ability to receive merchandise by vendor and store, record the transfer of merchandise among stores, and transfer merchandise from selling departments to work-in-progress inventory in other departments. Orders and receivers can be consolidated at headquarters for reporting purposes.

     Electronic Marketing provides retailers with the ability to promote frequent shopper or other promotional pricing by item and creates the necessary links to translate this information to the electronic marketing features of the POS system. It also provides a coupon/link management system that accommodates different prices by zone and store, and ensures that deals entered in the system will ring correctly on the POS.

     HQ eXchange POS centralizes the direct transfer of files between a retail chain's headquarters and store POS without requiring an in-store database. Item movement, store financials, pricing and other files can also be retrieved from the store POS system and passed to the headquarters database for analysis and decisions support.

     Store Ordering empowers retailers with the ability to simply scan an item code, enter the desired quantity, and the software automatically considers on-hand inventory in creating a new order. Store Ordering will create vendor-specific purchase orders for the store to receive against and then export the orders to appropriate vendors.

     POS/Scales/Label Batching provides users with a batching mechanism for POS, scales and labels.

     Central Scale Manager is a multi-scale management system that serves as a hub for transmitting specific product information such as item, price, description, ingredients, etc., directly from the system to the mixed manufacturers' store scale systems. It also ensures pricing integrity.

Store Solutions.

     RetailSuite Store Solutions consists of a software application, Store Merchandise Manager (SM2), that has both a base system and a series of application modules. The base system automates the merchandising function and ensures pricing and data accuracy throughout each store. Key application modules include: Rules-based Price Generation, Perpetual Inventory, Receivers and Transfers, Store Ordering, POS Exchange, Wireless Exchange, Price Checker, Signs and Labels and e-Labels. These modules enable stores to maintain accurate cost information, deals and allowances, and make certain changes to merchandise are applied when received. Further, these modules also apply price changes based on established pricing rules. The level of store interaction with the RetailSuite headquarters product is determined and controlled by a retailer's desired level of control at the corporate headquarters. Pricing and item maintenance can be handled by headquarters and downloaded to the stores, or store personnel can be empowered to perform some or all of these functions. The specific functionality of the base system and these modules follows:

     Store Merchandise Manager (SMM) is the base system for the Store Solutions product family, SMM contains a store-specific database that allows store-level price management, ordering, receiving and transfer of merchandise. It also provides the ability to control and create batches for POS, scales, and signs and labels. Because SMM contains in-depth information on all items and vendors, store managers are able to produce a variety of standard and user-defined reports to assist them in decision making and performance improvement.

     Rules-based Price Generation is a pricing engine that automates the entire pricing function. It also contains a rules-based, multi-dimensional pricing system that allows prices to be linked to gross margins, cost zones, strategic pricing zones or other items. User-defined price types including regular, sale, TPR, competitive and more can be generated automatically.

     Perpetual Inventory Manager tracks receipts, sales, and other factors that affect the on-hand balance of a store's merchandise. Movement and inventory value can be reported by user-defined periods and consolidated to any level of summarization. When used with Wireless Exchange, cycle counts, adjustments, transfers and receiving also can be performed.

     Receivers and Transfers is a module that allows the receiving of all merchandise, including DSD items, by UPC, EAN, case UPC, vendor item number, warehouse item number or SKU. It also allows the creation of multiple receivers against a purchase order, has the ability to split shipments, and can track and manage back-ordered items or open-to-buy programs. Stores can create purchase orders and receive merchandise by vendor, and merchandise can be transferred between stores and selling departments.

     Store Ordering enables stores to simply scan an item code, enter the desired quantity, and the software automatically considers on-hand inventory in creating a new order. It will create vendor-specific purchase orders for the store to receive against and then export the orders to appropriate vendors.

     POS exchange allows for streamlining of price management to help ensure price integrity. POS exchange can receive files from headquarters or the store database, validate the data and pass information to the store's POS system. It also allows item movement and store financials to be pulled from the registers and transferred to other store applications or to headquarters for analysis.

     Wireless Exchange works with remote terminal networks and supports radio frequency (RF) communications with major manufacturers of handheld terminals. Running on a multi-tier, thin client system, the RF applications can be distributed across the corporate intranet. The applications provided are receiving, DSD, price changes, shelf price audits, label ordering, category/department management, inventory counts and adjustments, and intra-department and store transfers. Custom applications easily can be added.

     Price Checker provides retailers with the ability to gather pricing information from competing stores and download the information for comparison purposes. Competitive data is collected using a Palm PC-like device.

     Signs and Labels is a module that helps ensure correct shelf pricing and allows signs and labels to be printed directly from the store's database.

     e-Labels works in conjunction with POS eXchange, enabling e-Labels to automatically update electronic shelf tags once a price change has been accepted by the POS system.

Services

     Our professional services group consists of business consultants, system analysts and technical personnel with extensive retail industry expertise. Our professional services group assists our customers in all phases of systems implementation, including assisting customers with business process change, project management, system planning, design, custom modifications, data conversion, training, education, business implementation and product support. This variety of implementation services is designed to maximize our customer's return on software investment along with educational and training programs for our clients, associates and business partners. Professional services are billed on an hourly basis. From time to time, we augment our services with third-party system integrator alliances.

Market Background

     Retailers are experiencing rapid change, driven primarily by consumer preferences, intensified competition and increasing globalization. In an effort to improve profit margins and address the changing competitive environment, retailers are focusing on the use of information technology to reduce inefficiencies throughout the enterprise.

     Retail information technology has historically consisted of separate legacy applications and proprietary databases at the corporate, store and distribution components of a retailer's organization. These "silo" applications, which focus on individual disciplines such as category analysis or product receiving, cannot be effectively integrated within the retailers' information technology systems.

     The retail industry also suffers from a number of other widely recognized information technology issues including an inability to effectively integrate, control and manage the vast amounts of data generated throughout the retail enterprise (the "data burden"). The lack of ability to effectively integrate available information to better match consumer demand throughout the retail supply chain is estimated to cost grocery retailers approximately $30 billion in operating inefficiencies (source: Food Marketing Institute: Efficient Consumer Response (ECR) Knowledge Network, 1997). Also encumbering the retail industry is their inability to integrate existing software applications to effectively execute strategies in a timely manner, and the inflexibility of existing software applications to be scalable, customizable and adaptable. As a result, retailers have sought off-the-shelf software applications and in some instances, turned towards outsourcing technology projects from their historical internal information systems staffs. In the effort to provide solutions for retailers, we have spent $4.2 million and $4.8 million, during 2001 and 2002 respectively, on internally sponsored research and development activities.

     Our objective is to provide a development framework upon which is built a family of integrated and flexible applications which represents a foundation from which to manage the critical elements of the retail enterprise and which facilitates enlightened decision making through more effective utilization of information. In order to accomplish this, we have developed a high degree of integration amongst our applications. Our goal is to enhance a customer's investment in technology by reducing data burden and enhancing information sharing to eliminate common problems encountered in interfacing software products purchased from different vendors.

Markets

     We market our solutions to retailers both domestically and internationally. To date, our sales have almost exclusively been limited to the domestic United States Markets. Domestic sales accounted for 91% of software revenue, with the remaining 9% from international sales. Our primary marketing focus is within the grocery industry. Internationally, we have occasionally served customers in Canada. Recently, we have deployed a dedicated sales force in Latin and South America.

Distribution

     Inventory Management System(TM) is distributed through our direct sales force and approximately 31 grocery wholesalers, resellers and point-of-sale dealers nationwide.

     In 1998, we began emphasizing direct sales of RetailSuite to mid-size and large domestic retail chains. The sales cycle is typically longer with the larger retailers due to, among other things, transaction size, and the multitude of functional areas involved in the purchase process. We intend to expand the distribution of RetailSuite through new and existing business partners.

     Services are usually distributed in conjunction with the delivery of our software solutions. These services often involve consultation, project management, implementation, custom modifications, training and support services.

Competition

     The markets for our software products are highly competitive. We believe that our ability to compete depends on many factors within and beyond our control including:

          o Ease of use, performance, features, price, functionality and reliability of our solutions as compared to our competitors;

          o Timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

          o    The quality of our customer service; and

          o    The effectiveness of our sales and marketing efforts.

     We experience competitive pressures from a different set of vendors for headquarters and store applications. Additionally, there are several consulting companies offering competing professional services.

     Our headquarters applications compete with internally developed systems and with other software companies such as JDA Software Group, SAP, Softechnics, Retek, Tomax, Lawson and Retalix. The competition for our store systems is more fragmented than for that of our headquarters systems. We compete with software companies such as Retalix, Retek, Softechnics and S4. In addition, new competitors may enter our markets and offer similar competing systems that target the retail industry.

     In the market for consulting services, we compete with leading systems integrators that consult with our customers such as Accenture, Cap Gemini Ernst & Young, Deloitte & Touche and IBM Global Services.

Significant Customer

     In 2001 and 2002, Fleming Companies, Inc. accounted for 25.3% and 8.4%, respectively, of our total revenues. Additionally, Winn-Dixie accounted for 16% and Bashas' accounted for 10% of our total revenue in 2002. Both companies were new customers in 2002 and as a result did not generate any revenue in 2001. No other single customer accounted for more than 10% of 2001 or 2002 total revenues. Sales to Fleming Companies, Inc. during these periods occurred pursuant to a Software License Agreement dated November 29, 2000, under which we received license and professional services fees for installation of our software solutions in over 4,000 stores, 30 divisions and Fleming's corporate headquarters. License fees were paid through December of 2002. Fees for support and maintenance services will continue through December 2004.

Proprietary Rights and Licenses

     We market our products under the trade name TCI Solutions. We also employ a variety of trademarks for our products which are not registered. We rely on common law rights to such trademarks. We do not hold any patents and rely upon a combination of copyright and trade secret laws to establish and maintain proprietary rights in our products. We have entered into agreements with our employees pursuant to which all rights to software created by those employees are transferred to us. In addition, we limit access to sensitive information regarding our business and products. As is customary in the software industry, we do not sell or transfer title of our software products to customers or end-users. We provide software products to end-users under non-exclusive license agreements solely for use in an end-user's internal operations. We rely primarily on the contractual terms of our license agreements and electronic software license files for the protection of our intellectual property rights.

     There has been a substantial amount of litigation in the software and internet industries regarding intellectual property rights. Although, to date, we have not had to litigate to protect our intellectual property, it is possible that in the future, third parties may claim that we or our current or potential future software solutions infringe on their intellectual property. We expect that software product developers and providers of electronic commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Environmental Matters

     We are in compliance with all known federal, state and local provisions which have been enacted or adopted relating to the protection of the environment. Compliance with these provisions does not have any material effect upon our capital expenditures, earnings or competitive position.

Employees

     As of December 31, 2002, we have a total of 169 full-time employees based in the United States. Of the total, 29 were engaged in sales and marketing, 62 were in professional and maintenance services, 60 were in product development and 18 were in administrative functions. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement. When needed, we engage consultants for software development, integration, accountants and attorneys on a fee basis.

Item 2. Properties

     Our corporate headquarters is located in Tucson, Arizona where we lease approximately 28,000 square feet of office space. This facility is also our principal research and development and support facility. We house our finance, accounting, investor relations, core development team, international sales, and human resources in our Irvine, California facility where we occupy approximately 10,000 square feet. We have a 2,100 square foot regional office located in Oklahoma City, Oklahoma to facilitate the operation of our customer support operation.

     Properties leased by us are leased on terms for durations that are reflective of commercial standards in the communities where the properties are located. We believe that our existing facilities are in adequate condition and meet our current needs. In the event of needed expansion space, we believe that reasonable amounts of space would be available at favorable lease terms.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

     There is no market and we presently do not intend to make a market for our common stock.

Holders

     As of March 7, 2003, there were approximately 1,572 holders of the common stock.

Dividends

     We have not declared or paid any cash dividends on our common stock. The payment of cash dividends in the future will depend on our earnings, financial condition, capital needs and other factors deemed pertinent by our board of directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of our board of directors to retain earnings to finance the operations and expansion of business. Our Loan and Security Agreement with Comerica Bank--California currently prohibits the payment of dividends on our capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

     See Item 11 of Part III on page 34 of this Form 10-KSB for information concerning our equity compensation plans.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Our `Description of Business' and consolidated financial statements should be read in conjunction with this discussion.

     A NOTE ABOUT FORWARD-LOOKING STATEMENTS

     The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

     Our discussion and analysis of results of operations and financial condition are based upon consolidated financial statements that we prepared in accordance with generally accepted accounting principles of the United States of America.

     We have identified the following policies as critical to the understanding of our financial statements and results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout our Results of Operations and Financial Condition where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to our Consolidated Financial Statements which are included elsewhere herein. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

     Revenue recognition - We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Additionally, our revenue recognition determines the timing of certain expenses such as commissions.

We license software products under noncancelable perpetual license agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended and interpreted by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and guidance of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 did not have a material impact on our licensing or revenue recognition practices.

Software license revenue is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered reasonably assured. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. Revenues attributable to undelivered elements, including consulting services and post-contract support, are based on the average sales price of those elements when sold separately. In addition, if a software license contains customer acceptance criteria or a cancelation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancelation right. We do not offer rights of return.

  Services are separately priced, are generally available from a number of suppliers and are not essential to the functionality of our software products. Services, which include project management, system planning, design and implementation, customer configurations and training, are billed on an hourly basis. Services revenue billed on an hourly basis is recognized as the work is performed. Customer support services include post-contract support and the rights to unspecified upgrades and enhancements, when and if available. Maintenance revenues from ongoing customer support services are billed on an annual basis with the revenue being deferred and recognized ratably over the maintenance period.

     Other revenue is recognized when the third-party hardware and software products have been delivered and title has passed.

     Accounts Receivable - We typically extend credit to our customers. Payments for software licenses generally include payment terms with installments due within twelve months from the date of delivery. Billings for customer support and professional services performed on a time and material basis are due on net 30-day terms. We estimate the probability of collection of the receivable balances and provide an allowance for doubtful accounts based upon an evaluation of our customers' ability to pay and general economic conditions. While our losses have historically been within our estimates, we cannot guarantee that we will continue to experience the same collection experience. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense which could have a material adverse impact on our results of operations and financial position for the periods in which such additional expense occurs.

     Intangible Assets - SFAS No. 142, Goodwill and Other Intangible Assets required us to cease amortizing goodwill and indefinite life intangibles that existed at June 30, 2001. The amortization of existing goodwill ceased on January 1, 2002. Any goodwill and indefinite life intangibles resulting from acquisitions completed after June 30, 2001 will not be amortized. Our business combinations have resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We compare market value to book value to determine whether or not any potential impairment of goodwill exists. While we have not experienced impairment of intangible assets in prior periods, we cannot guarantee that there will not be impairment in the future.

     Income Taxes - We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we operate at a profit in the future and generate sufficient future taxable income, we could be required to reverse the current valuation allowance against the deferred tax assets which would result in a substantial income tax benefit.


Significant Trends and Developments in Our Business

     Economic Conditions in the Retail Industry. We believe that the difficult economic conditions have affected the demand for our products in the United States during 2001 and 2002 and an economic recovery may still be several months away. We also believe that negative consumer confidence has inhibited economic recovery in the United States and may continue for the foreseeable future. As a result, we continue to be concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers. The retail industry will be adversely impacted if negative consumer confidence and economic conditions persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, delay, suspend or reduce the demand for our products and adversely impact our business, operating results and financial condition. In addition, our customers' ability to pay for our products or services could be impaired, and we may experience an increased number of bankruptcy filings in our customer base.

     New Products and Expanded Markets. We invested $4.8 million for the year ended December 31, 2002 and a total $20.4 million since 1996 toward new product development efforts. We have released enhanced versions of our core software products for the past two years and expanded the breadth of our product portfolio. Although we continue to focus on the "Tier 2" retail market, we have recently experienced increased sales activity with "Tier 1" customers with annual sales in excess of $2.5 billion, which we expect will contribute to revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting "Tier 1" customers and has resulted in a steady pattern of new customers licensing multiple products as well as enhanced add-on selling opportunities in our existing install base.

     Services Outlook. Service revenue, including the reclassification of reimbursed expenses, increased $282 thousand for the year ended December 31, 2002 compared to the prior year. The increase is primarily a result of increased utilization of our internal services group, which resulted in greater services revenue than in prior periods. Services revenue typically lags the sale of software licenses by as much as six months. Furthermore, much of the growth in demand for our products is derived from increased sales activity in the Tier 1 market where the sales cycle and resources needed to close new contracts are significantly greater.

Comparison of the Year Ended December 31, 2002 to the Year Ended
December 31, 2001

Revenues

     Total Revenues were $19.6 million and $22.5 million in 2001 and 2002, representing an increase of $2.9 million or 15.0%. In 2001, one customer accounted for 25.3% of our total revenues. In 2002, two customers accounted for 16.0% and 10.0% of our total revenues. No other single customer accounted for more than 10% of 2001 or 2002 total revenues.

     Software Licenses. License revenues were $7.5 million and $9.4 million in 2001 and 2002, representing an increase of $1.9 million or 24.9%. The increase in software license revenue from 2001 to 2002 was due primarily to the release and increased acceptance of our RetailSuite products. Additional factors contributing to the increase in license revenue were: a 10% price increase for RetailSuite applications, the addition of ten new sales associates, and the release of three new RetailSuite applications.

Software License Revenue by Product-Line

     We classify our software licenses in two product categories: RetailSuite and Legacy applications. RetailSuite is a set of state-of-the-art enterprise applications that integrate headquarters and store to better coordinate the merchandise management and operational functions. Legacy applications are products that are primarily store-focused solutions including inventory, workforce and financial budgeting applications developed under our historical architecture, running on Windows NT and UNIX.

     A summary of the software revenue attributable to these product categories is as follows:

                                2002           %           2001             %
                                ----           -           ----             -
   Revenues:
   RetailSuite               $6,775,486      72.2%      $5,281,180         70.3%
   Legacy applications        2,607,085      27.8%       2,229,358         29.7%
                             ----------      -----      ----------         -----
                  Total      $9,382,571     100.0%      $7,510,538        100.0%
                             ==========     ======      ==========        ======

     License revenues from RetailSuite were $5.3 million and $6.8 million in 2001 and 2002, representing an increase of $1.5 million or 28.3%. We expect future software license revenue to continue to increase primarily as a result of increased RetailSuite sales. The above increase and expected increase is largely attributable to the culmination of the past 3 years of research and development, marketing efforts, refinement of the sales message and process, improvements in the implementation process, and a number of successful implementations. Moreover, the average selling price for our products is increasing as a result of sales to larger retailers and several new product offerings. Future increases however, are largely dependant upon successful penetration of new retail sectors, new sales to Tier 1 retailers, the addition and effectiveness of new sales representatives, and continued improvements in the implementation process.

     Maintenance. Maintenance revenues were $3.3 million and $3.4 million in 2001 and 2002, representing an increase of $128 thousand or 3.9% from 2001 to 2002. The increase in software maintenance revenue was attributable to renewals of annual support and maintenance agreements from existing customers and to new sales of support and maintenance services affiliated with our RetailSuite and Legacy solutions.

     Specifically, the $1.9 million increase in software license revenue from 2001 to 2002 directly contributed to the increase in maintenance revenue during the same period. We believe that our success with renewals is the result of strong relationships with existing customers and increased software license revenue from our RetailSuite product line.

     We expect future software maintenance revenues to increase as a result of the quality of our support and maintenance services and expected increases in software license revenue.

     Services. Services revenue, including reimbursed expenses, increased from $6.8 million to $7.0 million in 2001 and 2002, representing an increase of $282 thousand or 4.2%. The increase in services revenue is directly attributed to increased implementation services associated with our RetailSuite products. Services revenue also increased as a result of new strategic alliances with third-party contractors. Services revenue from third-party contractors accounted for $1.2 million or 19.0% of total services revenue in 2002.

     We expect future services revenue to increase as a result of new software license sales and expansion of our services organization.

     Other. Other revenues were $2.0 million and $2.7 million in 2001 and 2002, representing an increase of $649 thousand or 31.8%. The increase in other revenues is attributed to increased sales of third party components.

Cost of Revenues

     Cost of Software Licenses. Cost of license revenues was $470 thousand and $480 thousand in 2001 and 2002, representing an increase of 2.0%, less than 2% of our total revenues. The increase in cost of software licenses resulted from the $1.9 million increase in software license revenue.

     Cost of Maintenance. Cost of maintenance revenues was $1.2 million and $1.5 million in 2001 and 2002, representing an increase of $341 thousand or 28.3%. The increase in cost of maintenance is directly attributable to the addition of eleven new customer support employees, which were employed for a full year in 2002 and for approximately seven months in 2001.

     Cost of Services. Cost of service revenues was $3.9 million and $3.6 million in 2001 and 2002, representing a decrease of $279 thousand or 7.1%. These amounts represented 58.2% and 51.9% of service revenues for 2001 and 2002. This decrease from 2001 to 2002 was primarily due to the increased use of our internal employees versus the use of third-party consultants, which were heavily utilized in 2001. We continue to leverage our strategic alliances with third-party contractors but to a much lesser extent. We expect cost of service revenues to increase in absolute dollars in the future as we continue to expand our services offerings.

     Cost of Other. Cost of other revenues was $1.3 million and $1.6 million in 2001 and 2002, representing an increase of $219 thousand or 16.3%. These amounts represent 65.5% and 57.8% of other revenues for 2001 and 2002. The increase results from increased sales of third party hardware.

Operating Expenses

     Sales and marketing. Sales and marketing expenses were $5.7 million and $7.6 million in 2001 and 2002, representing an increase of $1.8 million or 32.1%. The increase was due to a 50% increase in our sales force or ten new sales associates that resulted in increased salaries, commissions and related expenses. Additional focus on marketing RetailSuite at new trade-shows and within publications increased marketing and advertising expenses for the year ended 2002. Sales and marketing expenses represented 29.3% and 33.6% of total revenues in 2001 and 2002.

     We plan further investments in our sales and marketing operations over the next several years to expand RetailSuite's penetration beyond grocery into new retail sectors.

     Product Development. Development expenses were $4.2 million and $4.8 million in 2001 and 2002, representing an increase of $588 thousand or 13.9%. The increase in development expenses from 2001 to

2002 was attributable to 9 new employees that were hired to continue to extend existing product offerings and to develop new products. In 2001, our development efforts were focused on the development of new RetailSuite modules such as Competitive Pricing, Price Checker, Electronic Marketing, HQ Exchange/POS and ePriceBook. Product development expenses represented 21.6% and 21.4% of total revenues in 2001 and 2002.

     We expect product development expenses to increase in absolute dollars in the future as we continue to invest in the development of additional RetailSuite modules, and analytic applications.

     General and Administrative. General and administrative expenses were $5.2 million and $6.8 million in 2001 and 2002, representing an increase of $1.6 million or 31.0%. The increase in general and administrative expenses was primarily due to additional facility costs, administrative support, and related costs. General and administrative expenses represented 26.5% and 30.2% of total revenues in 2001 and 2002.

     We expect total general and administrative expenses to increase in absolute dollars in the foreseeable future as we expand our organization, staffing, and facility requirements to support our expanded operations.

Net Loss

     Net loss represents revenues less cost of revenues, operating expenses, interest income/expense and income taxes. Net losses were $2.7 million and $3.9 million for 2001 and 2002, representing an increase of 44.6%.

     In 2003, we have planned net losses for the first two quarters as we continue to invest in further expansion and development of RetailSuite and the maturity and growth of our professional services organization.

Liquidity and Capital Resources

     We continue to finance our operations primarily through private sales of equity securities. The total Series B Preferred Stock offering resulted in us raising $13.3 million in new capital. From this offering, we received $8.6 million prior to December 31, 2001 and the remaining balance of $4.7 million in installments in January through April of 2002.

     On August 6, 2002, we entered into a Loan and Security Agreement with Comerica Bank-California which provides us with a revolving line of credit of up to $3 million and a separate line of credit for equipment purchases of up to $1 million. As of December 31, 2002, available borrowings under the revolving line of credit were approximately $1,894,825. We have borrowed $1,314,129 against our credit facility as of December 31, 2002.

     We had working capital of $8.6 million at December 31, 2002 compared with $8.3 million at December 31, 2001. Cash and cash equivalents at December 31, 2002 were $5.1 million, a decrease of $782 thousand from the $5.9 million reported at December 31, 2001. Cash balances decreased for the year ended December 31, 2002 primarily as a result of the increased investment of product development and sales and marketing activities and from a $5.7 million usage of cash for operations.

Operating activities used cash of $5.7 million and $3.4 million for the years ended December 31, 2002 and 2001, respectively. Cash used from operating activities for the year ended December 31, 2002 results primarily from a net loss of $3.9 million, a $3.9 million increase in accounts receivable, offset by an increase of $288 thousand in deferred revenue and an increase of $963 thousand in accrued expenses. We had net receivables of $8.4 million at December 31, 2002 compared to $5.2 million at December 31, 2001. The increase is primarily due to increased sales volume.

     Investing activities utilized cash of $841 thousand and $248 thousand for the years ended December 31, 2002 and 2001, respectively. Cash utilized by investing activities in both periods results primarily from capital expenditures.

     Financing activities provided cash of $5.8 million and $7.9 million during the years ended December 31, 2002 and 2001, respectively. The activity for both periods primarily includes proceeds from the sale of Series B Convertible Preferred Stock.

Material Commitments

     We have planned for approximately $850,000 in capital expenditures for 2003. The significant capital items we intend to acquire include hardware, software systems and the expansion of our Tucson facility. We plan to draw upon our line of credit with Comerica Bank-California for the acquisition of these assets. In 2002 we had approximately $841,000 of asset additions.

     In connection with our facility lease dated June 20, 2000, we have an agreement for the issuance of letters of credit up to an aggregate amount not to exceed $150,000. In connection with the financing agreement with a bank entered into on June 30, 2000, we have an agreement for the issuance of letters of credit up to an aggregate amount not to exceed $500,000. At December 31, 2002, we had $300,000 of letters of credit outstanding. These amounts are not included in our consolidated financial statements.

     On August 6, 2002, we entered into a Loan and Security Agreement Comerica Bank-California, which provided us with a revolving line of credit of up to $3.0 million and a separate line of credit for equipment purchases of up to $1.0 million. Borrowings are collateralized by substantially all of our assets, including our intellectual property. Borrowings under the revolving line bear interest at .5% above Comerica's prime rate (approximately 4.75% as of December 31, 2002) and borrowings under the equipment line are 1.0% above Comerica's prime rate. To date, we have borrowed $1.3 million against our credit facility. Under the Loan and Security Agreement, we agreed to issue to Comerica a warrant for the purchase of 125,000 shares of our common stock at an exercise price of $0.25 per share. The warrant is exercisable through August 6, 2009. The warrant provides that the warrant price will be adjusted to account for certain dilutive events and provides the holder with "piggyback" registration rights granted to our preferred stockholders under our Second Amended and Restated Registration Rights Agreement dated April 10, 2002.

     As of December 31, 2002, future payments related to contractual obligations and commercial commitments are as follows:



                                                                     Amounts Due by Period
                                         ------------------------------------------------------------------------------------------

                                          1 year and less        2-3 years          4-5 years           Thereafter            Total
                                         ------------------------------------------------------------------------------------------
Capital Lease Obligations                     $11,614              $23,228           $13,543               $-              $48,385
Operating Lease Obligations                   954,181            1,639,976           840,933                -            3,435,090
Guarantees under Letters of Credit            310,000                    -              -                   -              310,000
Total Contractual Obligations and
   Commercial Commitments                  $1,275,795           $1,663,204          $854,476               $-           $3,793,475
                                           ==========           ==========          ========               ==           ==========

     We believe that our existing cash balances and available financing will be sufficient to satisfy these contractual obligations and commercial commitments and to meet operating and capital requirements for at least the next months.

Changes in Accounting Principles

     In 2001, we adopted SFAS No. 141, Business Combinations, SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 superseded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. The effect of adopting SFAS No. 141 was immaterial.

     Effective January 1, 2002, we adopted SFAS No. 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. Under SFAS No. 142, we are no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.

     In accordance with SFAS No. 142, we were required to perform a two-step transitional impairment test. The first step of this test was completed by June 30, 2002 with the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. Our reporting units are the same as the operating segments defined in
Note 10. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied fair value. We determined that there was no impairment of goodwill upon transition or at December 31, 2002. The adoption of SFAS No. 142 in January 2002 did not have a material impact on our consolidated results of operations and financial position. Amortization expense for the year ended December 31, 2001 was $88,952, or equal to $0.01 per share.

     We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations and financial position.

Recent Accounting Developments

     SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN No. 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on our consolidated financial statements. We are currently evaluating the recognition provisions of FIN No. 45 but expect that they will not have a material adverse impact on our consolidated financial statements upon adoption. We provide certain warranties to customers; however, warranty costs have been insignificant.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS No. 148 are effective in fiscal years ending after December 15, 2002. We are currently evaluating the other provisions of SFAS No. 148 but expect that they will not have a material adverse impact on our consolidated financial statements upon adoption, since we have not adopted the fair value method.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We expect that the provisions of FIN No. 46 will not have a material impact on our consolidated financial statements upon adoption, since we currently have no variable interest entities.

Certain Risks That May Affect Future Results

     Investors evaluating our business should carefully consider the factors described below and all other information contained in this Form 10-SB. While management is optimistic about our long-term prospects, any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

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

Changes in Market Size and Dynamics Could Have a Material Adverse Effect on Our Ability to Generate Sales and Our Future Prospects for Growth.

     The slowdown of the U.S. economy may have a long-lasting, detrimental effect to the market for our products as retailers scale back on their expenditures or are forced to go out of business. In addition, reductions or allocations of retail Information Technology budgets, due to current economic conditions could affect retailers' demand for our products. A significant reduction in the number of customers or purchases made by customers as a result of these conditions could have a material adverse effect on our sales and prospects for growth.

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

We May Not be able to Generate Positive Cash Flows or Profits Sufficient to Sustain Our Operations

     We have experienced net losses and negative cash flows from operating activities for the last four fiscal years. Although our long-term business strategy is intended to turn such net losses into net profits, net losses and negative cash flows are expected to occur for at least the six months. In the long-term, if we are unable to generate positive cash flows and net income, we may be required to change our business plan and/or seek additional financing. If unsuccessful in either case, we may be required to sell our assets, discontinue operations or dissolve.

A Loss of Important Customers May Result in a Loss of Revenues

     For the twelve months ended December 31, 2002, two customers accounted for 16% and 10% of total revenue and for the twelve months ended December 31, 2001, one customer accounted for 31.3% of total revenue, while no other single customer accounted for more than 10% of the twelve months ended December 31, 2002 or 2001 total revenues. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.

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

If We Lose Key Personnel or are Unable to Attract and Retain Additional Personnel, Our Ability to Grow Our Business Could be Harmed.

     Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of Lance Jacobs, Chief Executive Officer; Stephen DeSantis, Chief Financial Officer and David Berg, our Chief Technology Officer. We currently only maintain key-man term life insurance on the life of Mr. Jacobs. All of our key personnel have employment contracts with us. The contracts are generally described in Item 6, Executive Compensation, below. The loss of the services of these executive officers or other significant employees could negatively impact our business.

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

We Are Controlled by Institutional Investors Who May Not Act in the Best Interests of Our Other Shareholders

     Institutional investors hold 99.8% of our outstanding Series A Preferred Stock and in excess of 95.8% of our outstanding Series B Preferred Stock. The preferred stock votes on an as-converted to common stock basis and the preferred stock and common stock vote together as a single class. Currently, the outstanding preferred stock held by institutional investors represents approximately 73% of our outstanding capital stock on an as-converted basis. As a result, the institutional investors, as a group, hold controlling interests in us and will be able to make decisions in their own interest which may not be in the best interests of other stockholders. This would include decisions to sell some or all of our assets, merge with another entity, commence an initial public offering or dissolve. Our institutional investors have certain anti-dilutive and preemptive rights, as more particularly described in Item 8, "Description of Securities." Our institutional investors also have senior rights in the event of our liquidation. Please see Item 7, Certain Relationships.

Item 7.  Financial Statements

     Our consolidated financial statements required to be included in Item 4 are listed in the index to Financial Statements set forth on page 36 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


            Name             Age    Position
            ----             ---    --------
Executive Officers:
Lance C. Jacobs (3)          46     Chairman of the Board, President and Chief Executive Officer
David A. Auerbach (3)(4)     59     Chief Operating Officer and Executive Vice President
David Berg                   43     Chief Technical Officer and Senior Vice President
John Burwick                 55     Corporate Development Officer
Stephen P. DeSantis          41     Chief Financial Officer and Corporate
                                    Secretary

Board of Directors:
Jay Houlihan (1)(2)(3)       46     Director

Todd G. Gardner (1)          37     Director
Donald L. Jans (3)           68     Director

John E. Josephson (1)(2)     55     Director
Mark T. Koulogeorge (2)(3)   41     Director
Daniel Raynor                43     Director

(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Marketing Committee
(4) Mr. Auerbach's duties as an officer and employee terminated effective June 30, 2002.

Executive Officers

     Lance C. Jacobs, Chairman of the Board, President and Chief Executive Officer. Mr. Jacobs joined our Board of Directors in December 1995 and has served as Chairman since 1996 and CEO since 1997. He oversees our corporate strategic direction and is involved in key operational activities. Mr. Jacobs has over 20 years experience in the retail industry. Prior to joining us, Mr. Jacobs was President of a software and consulting firm serving the retail industry. Mr. Jacobs started his career with The Kroger Co., the largest US food retailer, where he was involved in a variety of disciplines within the Corporate Finance and Corporate Operations departments.

     Mr. Jacobs earned a BA in Business Administration from the University of South Florida, and earned a Masters of Business Administration in Finance from the University of Cincinnati.

     David A. Auerbach, Chief Operating Officer and Executive Vice President. Mr. Auerbach joined us in 1992. Mr. Auerbach has over 30 years of experience with technology-based companies in sales, marketing and general management. In his role of Chief Operating Officer, he had overall responsibility for our day-to-day operations and is directly responsible for managing the sales and marketing area. Prior to joining us, he was Senior Vice President, Sales and Marketing with Scantron Corporation from 1984 to 1992. From 1966 to 1984, he was with Xerox Corporation, where he held various sales and marketing management positions including Region Sales Product Manager, Branch Manager in Los Angeles and Region Sales Program Manager, Western Region.

     Mr. Auerbach earned a Bachelor of Science degree in Marketing from California State University Long Beach.

     Mr. Auerbach's duties as an officer and employee terminated effective June 30, 2002.

     David Berg, Chief Technical Officer and Senior Vice President. Mr. Berg joined us in 1996. From 1992 to 1996, Mr. Berg was with Borland International, where he was Senior Software Engineer II and Project Leader. Mr. Berg has worked extensively with C, C++, Delphi, Object PAL and Assembly with his latest project being Paradox Windows 7.0+. From 1988 to 1992, he was President and founder of a 14-person software development, consulting and training firm located in Southern California. Mr. Berg also spent seven years as a programmer at Lucky Stores and Santa Fe Pacific Pipelines.

     Mr. Berg earned a Bachelor of Science degree in Information and Computer Science from the University of California, Irvine.

     John Burwick, Corporate Development Officer. Mr. Burwick joined us in 1998. He directs the company's long-range planning process and product requirements, provides cross-departmental leadership on business development projects, evaluates partnership opportunities, and assists in major account sales. Throughout his career, Mr. Burwick has held leadership positions in retail companies or companies that support retailers, successfully building organizations that provide technology for driving merchandising and business-development programs. His 20+-year career with The Kroger Co. gave him a solid background in the unique business issues of the retail grocery industry. Before joining TCI, he was senior vice president of business development for efficient market services, inc., a leading e-business provider of technology solutions for the retail and CPG industries. He served with Proctor & Gamble's Logistics Group and on RJR Nabisco's Retail Advisory Council and currently participated on the advisory board for AdPilot, a software provider that produces one-to-one statistics to increase the effectiveness of retail marketing initiatives.

     Mr. Burwick holds a BS in Education from Miami University, Oxford, Ohio.

     Stephen P. DeSantis, Chief Financial Officer and Corporate Secretary. Mr. DeSantis has over 18 years of financial management experience in both the private and public sectors. In his role as our Chief Financial Officer/Corporate Secretary, he is responsible for corporate governance issues, SEC compliance, business planning, corporate strategic communications, and securing financing for the Company. Mr. DeSantis also manages the investor relations, finance, accounting, IT and human resource departments. He began his career in 1985 with Coopers & Lybrand, LLP, in Los Angeles. From 1989 to 1993 he held the position of Corporate Controller at Cassette Productions Unlimited, Inc. From 1993 to 1995 he held the position of Controller for TCI.

     Mr. DeSantis earned a Bachelor of Arts degree from the University of Southern California and is a certified public accountant. Additionally, Mr. DeSantis earned a Masters of Business Administration in Finance and Operations Management from the University of Southern California.

Directors

     Jay Houlihan, Director. Mr. Houlihan joined the Board of Directors in 2001. Mr. Houlihan has served as General Partner and Managing Director with InnoCal Venture Capital since 1994. Mr. Houlihan is an experienced investor and venture capital manager working with early stage technology companies in the areas of information technology, Internet applications, and health care information systems. Mr. Houlihan is currently a Director of LifeMasters Supported SelfCare, Maret Corporation and Accruent. Prior to joining InnoCal, Mr. Houlihan spent nine years with Boston Capital Ventures (BCV), an early stage venture capital partnership based in Boston. At BCV, he served on the Board of Directors of six portfolio companies in the areas of software, health care and information technology.

     Mr. Houlihan received a BA in Political Science from Middlebury College and an MBA from the Boston University School of Management.

     Todd G. Gardner, Director. Mr. Gardner joined the Board of Directors in 2002. Mr. Gardner has served as Director with Blue Chip Venture Company since 1996 where he leads the firm's retail systems investment practice. Prior to joining Blue Chip, Mr. Gardner spent four years at Deloitte & Touche LLP Consulting in Chicago, where he focused on deploying information technology systems and developing performance measurement systems. Prior to Deloitte, Mr. Gardner spent four years with PNC Bank as a commercial lender. Mr. Gardner is an experienced investor and venture capital manager working with early stage technology companies. Mr. Gardner is currently a director of Atomic Dog, Feature Foods, Jay Industrial Technologies Group, Knowlagent, SimonDelivers and Spotlight Solutions.

     Mr. Gardner received a BA, Cum Laude, from DePauw University in 1987 and a MBA, Cum Laude, from Indiana University in 1993.

     Donald L. Jans, Director. Mr. Jans joined the Board of Directors in 1995. Mr. Jans is currently the President of Customer Focus Consulting, Inc. Mr. Jans held the position of Senior Vice President and General Manager of Relay Divisions Asea-Brown Boveri Power T&D Co., Inc. and Westinghouse Electric Corporation from 1986 to 1993. He had full strategic and operations responsibility for the divisions' various locations and was involved in strategies and sales in markets throughout the world. >From 1974 to 1986, he held top-level marketing and general management positions within various divisions of Westinghouse.

     Mr. Jans earned a Bachelor of Science Degree, Electrical Engineering, from Gonzaga University and completed the Advanced Management Program at the Harvard University Graduate School of Business Administration, has a certificate in Business Management from the University of Utah.

     John E. Josephson, Director. Mr. Josephson joined the Board of Directors in 1996. Mr. Josephson is an independent business consultant. He has considerable senior executive experience in the retail grocery industry. From 1989 to 1995, he was President and Chief Executive Officer of Big Bear Stores/Penn Traffic Company. From 1983 to 1989, he served as Senior Vice President of Finance & Chief Financial Officer of P&C Foods/Penn Traffic Company. From 1964 to 1983, he was with The Kroger Company, where he rose to division Controller.

     Mr. Josephson earned a Bachelor of Business Administration from Ohio University.

     Mark T. Koulogeorge, Director. Mr. Koulogeorge has been a member of our Board of Directors since 1999. He has served as a Managing Director of MTK Capital investment firm since. Prior to joining MTK Capital in 2001, Mr. Koulogeorge served as managing director of First Analysis Venture Capital since 1994 leading the firm's Internet and e-commerce investment practice. Prior to joining First Analysis in 1994, Mr. Koulogeorge was an executive officer and Vice President of Eagle Industries, Inc., a diversified manufacturer from 1991 through 1994. Mr. Koulogeorge is a director of GreatFood, Inc.

     Mr. Koulogeorge holds an M.B.A. degree from Stanford University and a B.A. degree in Economics from Dartmouth College.

     Daniel Raynor, Director. Mr. Raynor has been a Director since 2001. Mr. Raynor is a managing partner of The Argentum Group, a private equity firm, a position he has held since 1987. Mr. Raynor serves on the Board of Directors of NuCo2, Inc., and COMFORCE Corporation, all of which are reporting companies under the Securities Exchange Act of 1934. In addition, Mr. Raynor serves on the Board of several privately-held technology and business service companies, including two application software companies.

     Mr. Raynor earned a Bachelors of Science in economics from The Wharton School, University of Pennsylvania.

Directors Who Resigned

     David A. Auerbach and Alfred Morris resigned from our Board of Directors in December of 2001 in order to accommodate the Director positions associated with our fund raising efforts in the later part of 2001 and the first quarter of 2002.

     Mr. Auerbach's duties as an officer and employee terminated effective June 30, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during our fiscal year ending 2002 or prior fiscal years, the Company's officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.

Item 10.  Executive Compensation

     The following table sets forth information concerning the annual and long-term compensation earned by or paid to executive officers for services rendered in all capacities during the fiscal years ended December 31, 2002, 2001 and 2000, for those persons who served as (i) chief executive officer and each of our remaining four executive officers. We refer to these individuals as our "named executive officers."


                                                 SUMMARY COMPENSATION TABLE

                                             Salary        Bonus       Securities
                                                                       Underlying         All Other
Name and Principal Position         Year      ($)           ($)        Options (#)      Compensation(1)
--------------------------------------------------------------------------------------------------------
Lance C. Jacobs                     2002    240,452       100,292                -          4,156

Chairman, President and             2001    217,289        51,322                -          4,175

Chief Executive Officer             2000    201,920             -                -          4,175
--------------------------------------------------------------------------------------------------------
David A. Auerbach (2)               2002    189,553                              -          4,250

Chief Operating Officer and         2001    171,021        33,045                -          3,953

Executive Vice President            2000    162,241             -                -          4,035
--------------------------------------------------------------------------------------------------------
David Berg                          2002    168,300        53,199                -          3,875

Chief Technical Officer and         2001    151,980        29,779                -          2,500

Senior Vice President               2000    143,420             -                -          2,500
--------------------------------------------------------------------------------------------------------
Stephen P. DeSantis                 2002    176,810        53,970                -          3,595

Chief Financial Officer and         2001    153,156        29,611                -          2,220

Corporate Secretary                 2000    139,787             -                -          2,245
--------------------------------------------------------------------------------------------------------
John Burwick                        2002    161,163        53,970                -          3,083

Corporate Development               2001    140,200        12,962                -          4,087








Officer                             2000    140,651             -                -          2,279
--------------------------------------------------------------------------------------------------------


     (1) Consists of our contributions to each named executive officer's 401(k) plan and term-life insurance plan.

     (2) Mr. Auerbach's duties as an officer and employee terminated effective June 30, 2002.


Option Grants

     We have not granted options to our executive officers since 1999.

Options Exercised

     Our named executives did not exercise any stock options during the fiscal year ended December 31, 2002. The following table sets forth the number of and value of the named executive officers' unexercised options at year-end based upon a fair market value of $0.25 per share. We determined the fair market value in good faith as of December 31, 2002. The value of unexercised in-the-money options at December 31, 2002 represents an amount equal to the difference between the fair market value of the common stock and the option exercise price, multiplied by the number of unexercised in-the-money options.


                           Number of Securities Underlying
                               Unexercised Options at       Value of Unexercised in-the-money
                                 December 31, 2002            Options at December 31, 2002

Name                        Exercisable     Unexercisable    Exercisable      Unexercisable
----                        -----------     -------------    -----------      -------------
Lance C. Jacobs               470,537           26,363            -                 -
David A. Auerbach             417,856           22,100          $6,458              -
Stephen P. DeSantis           280,872           21,128           $400               -
John Burwick                  145,650           16,850            -                 -
David Berg                    302,270           19,430            -                 -

Employment Agreements

     We have entered into Employment Agreements with Lance C. Jacobs, Chief Executive Officer; David A. Auerbach, Chief Operating Officer; Stephen P. DeSantis, Chief Financial Officer and David Berg, our Chief Technology Officer. All agreements are identical except for the dollar amounts, which are determined by our compensation committee. The agreements take effect on the employee's date of hire and renew annually. The agreements provide for:

          o    annual base salaries as provided by our Compensation Committee
          o    a management bonus plan as established by our Compensation
               Committee
          o    $500,000 in disability and life insurance

     The agreements also provide for guaranteed severance payments upon termination or change in control unless the employee was terminated for a felony, fraud or material breach of duty. The agreements further contain confidentiality, non-competition, proprietary rights and dispute resolution provisions.

     Mr. Auerbach's duties as an officer and employee terminated effective June 30, 2002. In connection with his termination, we entered into an Agreement and Release dated June 30, 2002 with Mr. Auerbach which provides Mr. Auerbach with continued payment of his base salary through June 30, 2003, continued coverage under the Company's group health insurance plan (including medical, prescription, dental and eye care), continued participation in the Company's 401k plan, and its long term disability plan, payment of premiums of a life insurance policy and a lump sum payment payable on June 30, 2002 equal to five weeks of accrued vacation. Payment of foregoing severance benefits lasts until June 30, 2003 and is contingent upon Mr. Auerbach refraining from becoming directly or indirectly an owner, employee or director of any business which competes with TCI in any geographical area where TCI does business. In addition, Mr. Auerbach's stock options for 310,800 shares of common stock will be fully vested and exercisable by

June 30, 2003 and will continue to be exercisable for 10 years from the date of their original issuance. In addition, until June 30, 2003 Mr. Auerbach has agreed not to solicit any employee, consultant or an independent contractor of the Company or any potential customer or partner of the Company to sever or modify their relationship with the Company in any respect.

Directors Compensation

     Non-employee directors earn an option to purchase 1,000 shares of our common stock for each board meeting attended. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with business relating to us. Pursuant to our 1993 Non-Employee Directors' Stock Option Plan and 2001 Non-Employee Directors' Stock Option Plan, (collectively the "Directors' Plans") each non-employee director receives upon the date of initial election to the Board of Directors an option to purchase 10,000 shares of our common stock. On the date immediately following our annual stockholders meeting of each year, each non-employee director who has been a non-employee director for at least three months prior to such date, receives an additional option to purchase 5,000 shares of our common stock. All options granted under the Directors' Plans are 100% vested on the date of grant. Exercise prices for each option granted are equal to the fair market value of our common stock on the date of granted.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of our capital stock (including shares subject to unexercised options) as of March 7, 2003 by (i) each of the persons who hold in excess of 5% of our outstanding voting securities (namely, common stock, Series A Preferred Stock and Series B Preferred Stock), (ii) each of our named executive officers and directors, and (iii) our named executive officers and directors, as a group. The number of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes: (1) any shares as to which the individual or entity has voting power or investment power, and (2) any shares which the individual or entity has the right to acquire within 60 days of March 7, 2003 through the exercise of any stock option, warrant or other right. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.


                                                             Amount and Nature of Beneficial Ownership (1)
                                                             ---------------------------------------------
                                                                    Series A
                                                                   Preferred                 Series B
Beneficial Owner (2)                    Common Stock     %           Stock          %     Preferred Stock           %
--------------------                                     -         ----------       -                               -

First Analysis Venture Capital(3)        13,179,609     25.5       1,886,792       32.4      9,157,939            34.4
The Sears Tower, Suite 9500
233 South Wacker Drive
Chicago, Il 60606

InnoCal II, L.P. (4)                    7,000,000       13.5           -             -       7,000,000            26.3
600 Anton Blvd, Suite 1270
Costa Mesa, CA 92626

The Argentum Group (5)                  9,944,952       19.2       3,490,566       60.0      2,544,952             9.6
60 Madison Avenue, Suite 701
New York, NY 10010

Blue Chip Capital Fund IV
Limited Partnership(6)                  6,000,000       11.6           -             -       6,000,000            22.5
1100 Chiquita Center
250 East Fifth Street







Cincinnati, Ohio  45202

Lance C. Jacobs (7)                      700,900        1.4            -             -            -                 -

David A. Auerbach (8)                    451,956         *             -             -          10,000              -

Stephen P. DeSantis (9)                  301,000         *             -             -            -                 -

Dave Berg (10)                           321,800         -             -             -            -                 -

John Burwick (11)                        162,500         -             -             -            -                 -

John E. Josephson (12)                    64,156         -             -             -            -                 -
8770 Springflower Drive NW
Pickerington, OH  43147

Donald L. Jans (13)                       73,980         *             -             -            -                 -
10297 Copper Cloud Drive
Reno, NV  89511

Daniel Raynor (14)                    10,069,126       19.5       3,537,736       60.8       2,561,126             9.6
60 Madison Avenue, Suite 701
New York, NY 10010

Todd G. Gardner (15)                   6,002,000       11.6           -              -       6,000,000            22.5
1100 Chiquita Center
250 East Fifth Street
Cincinnati, Ohio  45202

Mark T. Koulogeorge (16)              14,793,820       28.6       2,264,151       38.9       9,967,814            37.4
The Sears Tower, Suite 9500
233 South Wacker Drive
Chicago, Il 60606

James (Jay) E. Houlihan III (17)       7,002,000       13.5           -              -       7,000,000            26.3
600 Anton Blvd, Suite 1270
Costa Mesa, CA 92626

All directors and executive
officers as a group (10 people) (18)  38,509,732       74.5       5,801,887       99.8      25,538,940            95.8


* Less than 1% beneficially owned.
(1)   Each beneficial owner's percentage ownership is determined by assuming that options and other convertible securities that are held by such person and that are exercisable and convertible within 60 days have been exercised or converted.
(2) Unless otherwise indicated, the address for each of the indicated owners is 17752 Skypark Circle, Suite 160, Irvine, CA 92614

(3)   Includes:

      o Shares held by Environmental & Information Technology Private Equity Fund III, a German civil partnership, consisting of 1,089,863 shares of common stock which may be acquired upon the conversion of Series A and Series B Preferred Stock. Infrastructure and Environmental Private Equity Management, L.L.C. is the general partner of Environmental & Information Technology Private Equity Fund III, First Analysis IEPEF Management Company, III, L.L.C. is the managing member of Infrastructure and Environmental Private Equity Management, L.L.C., and First Analysis Corporation is the managing member of First Analysis IEPEF Management Company, III, L.L.C. Because of these relationships, Infrastructure and Environmental Private Equity Management, L.L.C., First Analysis IEPEF Management Company, III, L.L.C., and First Analysis Corporation may be deemed beneficial owners of the shares held by Environmental & Information Technology Private Equity Fund III.

      o Shares held by Infrastructure & Environmental Private Equity Fund, III L.P., consisting of 4,359,442 shares of common stock, which may be acquired upon the conversion of Series A and Series B Preferred Stock. Infrastructure and Environmental Private Equity Management, L.L.C. is the general partner of Infrastructure & Environmental Private Equity Fund III, L.P., First Analysis IEPEF Management Company, III, L.L.C. is the managing member of Infrastructure and Environmental Private Equity Management, L.L.C., and First Analysis Corporation is the managing member of First Analysis IEPEF Management Company, III, L.L.C. Because of these relationships, Infrastructure and Environmental Private Equity Management, L.L.C., First Analysis IEPEF Management Company, III, L.L.C., and First Analysis Corporation may be deemed beneficial owners of the shares held by Infrastructure & Environmental Private Equity Fund III, L.P.

      o Shares held by Productivity Fund IV, L.P., consisting of 7,444,150 shares of common stock, which may be acquired upon the conversion of Series B Preferred Stock. First Analysis Management Company IV L.L.C. is the general partner of Productivity Fund IV, L.P., First Analysis Venture Operations and Research, L.L.C. is the managing member of First Analysis Management Company IV L.L.C. and Mr. Koulogeorge is the managing director of First Analysis Venture Operations and Research, L.L.C. Because of these relationships, First Analysis Management Company IV L.L.C., First Analysis Venture Operations and Research, L.L.C. and Mr. Koulogeorge may be deemed beneficial owners of the shares held by Productivity Fund IV, L.P. Mr. Koulogeorge disclaims beneficial ownership to these shares.

      o Shares held by Productivity Fund IV Advisors Fund, L.P., consisting of 286,154 shares of common stock, which may be acquired upon the conversion of Series B Preferred Stock. First Analysis Management Company IV L.L.C. is the general partner of Productivity Fund IV Advisors Fund, L.P., and First Analysis Venture Operations and Research, L.L.C. is the managing member of First Analysis Management Company IV L.L.C. Because of these relationships, First Analysis Management Company IV L.L.C., and First Analysis Venture Operations and Research, L.L.C. may be deemed beneficial owners of the shares held by Productivity Fund IV Advisors Fund, L.P.

(4) Includes 7,000,000 shares of common stock, which may be acquired by InnoCal II, L.P. upon the conversion of Series B Preferred Stock. InnoCal Management II, L.P. is the general partner of InnoCal II, L.P. and Mr. Houlihan is the managing director of InnoCal Management II, L.P. Because of these relationships, InnoCal Management II, L.P. and Mr. Houlihan may be deemed beneficial owners of the shares held by InnoCal II, L.P. Mr. Houlihan disclaims beneficial ownership to these shares.

(5)    Includes:

      o Shares held by Argentum Capital Partners II, L.P., consisting of 7,015,498 shares of common stock, which may be acquired upon the conversion of Series A and Series B Preferred Stock. Argentum Partners II, L.L.C. is the general partner of Argentum Capital Partners II, L.P.,

          Argentum Investments, L.L.C. is the managing member of Argentum Partners II, L.L.C and Mr. Raynor is the managing member of Argentum Investments, L.L.C. Because of these relationships, Argentum Partners II, L.L.C, Argentum Investments, L.L.C. and Mr. Raynor may be deemed beneficial owners of the shares held by Argentum Capital Partners II, L.P. Mr. Raynor disclaims beneficial ownership to these shares.

      o Shares held by Argentum Capital Partners, L.P., consisting of 1,303,030 shares of common stock, which may be acquired upon the conversion of Series A and Series B Preferred Stock. B.R. Associates, Inc. is the general partner of Argentum Capital Partners, L.P. and Mr. Raynor is the chairman of B.R. Associates, Inc. Because of these relationships, B.R. Associates, Inc. and Mr. Raynor may be deemed beneficial owners of the shares held by Argentum Capital Partners, L.P. Mr. Raynor disclaims beneficial ownership to these shares.

      o Shares held by TCI ACPII Limited Partners L.P., consisting of 1,626,424 shares of common stock, which may be acquired upon the conversion of Series A and Series B Preferred Stock. Argentum Investments, L.L.C. is the managing member of TCI ACPII Limited Partners, L.P. and Mr. Raynor is the managing member of Argentum Investments, L.L.C. Because of these relationships, Argentum Investments, L.L.C. and Mr. Raynor may be deemed beneficial owners of the shares held by TCI ACPII Limited Partners, L.P. Mr. Raynor disclaims beneficial ownership to these shares.


(6) Includes 6,000,000 shares of common stock, which may be acquired by Blue Chip Capital Fund IV L.P. upon the conversion of Series B Preferred Stock. Blue Chip Venture Company, Ltd. is the general partner of Blue Chip Capital Fund IV, L.P. and Mr. Gardner is a director of Blue Chip Venture Company, Ltd. Because of these relationships, Blue Chip Venture Company, Ltd. and Mr. Gardner may be deemed beneficial owners of the shares held by Blue Chip Capital Fund IV, L.P. Mr. Gardner disclaims beneficial ownership to these shares.

(7) Represents 204,000 shares of common stock and 496,900 shares of common stock which may be acquired upon exercise of options which may be exercised within 60 days of March 7, 2003.

(8) Represents 2,000 shares of common stock, 10,000 shares of common stock which may be acquired by Mr. Auerbach upon the conversion of Series B Preferred Stock and 439,956 shares of common stock which may be acquired upon the exercise of options which may be exercised within 60 days of March 7, 2003.

(9) Represents 500 shares of common stock and 301,000 shares of common stock which may be acquired upon the exercise of options which may be exercised within 60 days of March 7, 2003.

(10) Represents 100 shares of common stock and 321,700 shares of common stock which may be acquired upon the exercise of options which may be exercised within 60 days of March 7, 2003.

(11) Represents 162,500 shares of common stock which may be acquired upon the exercise of options which may be exercised within 60 days of March 7, 2003.

(12) Represents 64,156 shares of common stock which may be acquired upon the exercise of options which may be exercised within 60 days of March 7, 2003.

(13) Represents 73,980 shares of common stock which may be acquired upon the exercise of options which may be exercised within 60 days of March 7, 2003.

(14) Includes shares described in Note (5) above and 8,000 shares of common stock which may be acquired upon the exercise of options which may be exercised within 60 days of March 7, 2003. Mr. Raynor is (i) the managing member of Argentum Investments, L.L.C., which is the managing member of Argentum Partners II, L.L.C., which is the general partner of Argentum Capital Partners II, L.P., (ii) the chairman of B.R. Associates, Inc., which is the general partner of

       Argentum Capital Partners, L.P., and (iii) the managing member of Argentum Investments, L.L.C., which is the general partner of TCI ACPII Limited Partners, L.P. As a result of these relationships Mr. Raynor may be deemed to have beneficial ownership over the shares held by these entities. Mr. Raynor disclaims such beneficial ownership. Includes 124,174 shares of common stock, which may be acquired by Guarantee & Trust Co., TTEE Daniel Raynor GTC IRA upon the conversion of Series A and Series B Preferred Stock. In addition, Mr. Raynor is a managing member of a minority member of a limited liability company that serves as the general partner of Infrastructure & Environmental Private Equity Fund,
       III. L.P., and a partner in Environmental & Information Technology Private Equity Fund III. Shares held by these entities are not included and Mr. Raynor disclaims beneficial ownership over the shares held by these entities.

(15) Includes shares described in Note (6) above and 2,000 shares of common stock which may be acquired upon the exercise of options which may be exercised within 60 days of March 7, 2003. Mr. Gardner, is a director of Blue Chip Capital Venture Company Ltd., the general partner of Blue Chip Capital Fund, IV L.P. As a result of his position, Mr. Gardner may be deemed to have beneficial ownership over the shares held by Blue Chip Capital Fund IV L.P. Mr. Gardner disclaims such beneficial ownership.

(16) Includes shares described in Note (3) above and 26,006 shares of common stock which may be acquired upon the exercise of options which may be exercised within 60 days of March 7, 2003. Mr. Koulogeorge, is (i) the managing director of First Analysis Corporation, which is a member of First Analysis IEPEF Management Company, III, L.L.C., which is a member of Infrastructure and Environmental Private Equity Management, L.L.C., which is the general partner of Infrastructure and Environmental Private Equity Fund III, L.P. and Environmental & Information Technology Private Equity Fund III; and (ii) the managing director of First Analysis Venture Operations and Research L.L.C., which is the managing member of First Analysis Management Company IV L.L.C., which is the general partner of Productivity Fund IV, L.P. and Productivity Fund IV Advisors Fund, L.P. As a result of these relationships, Mr. Koulogeorge may be deemed to have beneficial ownership over the shares held by these entities. Mr. Koulogeorge disclaims such beneficial ownership. Includes 1,614,211shares, which may be acquired directly by Mr. Koulogeorge upon the conversion of Series A and Series B Preferred Stock.

(17) Includes shares described in Note (4) above and 2,000 shares of common stock which may be acquired upon the exercise of options which may be exercised within 60 days of March 7, 2003 Mr. Houlihan, is a managing director of InnoCal Management II, L.P., the general partner of InnoCal II, L.P. As a result of his position, Mr. Houlihan may be deemed to have beneficial ownership of the shares held by InnoCal II, L.P. Mr. Houlihan disclaims such beneficial ownership.

(18) Includes 1,864,192 shares of common stock, which may be acquired upon the exercise of options exercisable within 60 days of March 7, 2003; 36,438,940 shares of common stock which may be acquired upon the conversion of Series A and Series B Preferred Stock.


Securities Authorized for Issuance under Equity Compensation Plans

     The following table presents summary information about our equity compensation plans, consisting of our 1993 Equity Incentive Plan, 1993 Non-Employee Directors' Stock Option Plan, 2001 Equity Incentive Plan and 2001 Non-Employee Directors' Stock Option Plan and any individual stock option arrangements not arising under any plan. We have obtained stockholder approval for each of our plans. The table presents the following data on our plans, all as of the close of business on December 31, 2002:

            (a) the aggregate number of shares of our common stock subject to outstanding stock options;

            (b) the weighted-average exercise price of those outstanding stock options; and

            (c) the number of shares that remain available for future option grants.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 7 of our Notes to Financial Statements


                                                      Equity Compensation Plan Information

                                Number of common shares          Weighted-average          Number of common shares
                                to be issued upon exercise       exercise price of           available for future
     Plan Category              of outstanding options (a)     outstanding options (b)          issuance (c)(1)
     -------------              --------------------------     -----------------------     -----------------------
Equity compensation plans               3,656,668                        $0.33                     7,425,503
approved by stockholders

Equity compensation plans not             None                           None                        None
approved by stockholders

Totals                                  3,656,668                        $0.33                     7,425,503


(1) Excludes shares listed in column (a).


Item 12.  Certain Relationships and Related Transactions

Series A Preferred Stock

     In connection with our private placement financing in 1999 with certain institutional investors, we sold shares of Series A Preferred Stock to the following members of our Board of Directors and beneficial owners at $1.06 per share in the amounts stated:


      5% Stockholders                                         Shares (1)
      ---------------
      Argentum Capital Partners II L.P.                       5,000,000

      Argentum Capital Partners L.P.                          1,000,000

      TCI ACPII Limited Partners L.P.                         1,400,000

      Infrastructure & Environmental Private
      Equity Fund, III L.P.                                   3,200,000

      Environmental & Information Technology
      Private Equity Fund III, a German civil
      Partnership                                              800,000


      Directors
      ---------
      Mark T. Koulogeorge                                      800,000
      Guarantee & Trust Co., TTEE Daniel Raynor
      GTC IRA                                                  100,000
(1) Share figures represent shares of common stock issuable upon conversion of the shares of Series A Preferred Stock pursuant to the Series A Preferred Stock's anti-dilutive rights. Each share of outstanding Series A Preferred Stock is convertible into 2.12 shares of common stock.

Series B Preferred Stock

     In connection with the private placement of Series B Preferred Stock that occurred in stages from December 2001 through April 2002, we sold shares of Series B Preferred Stock to the following members of our Board of Directors and beneficial owners at $0.50 per share in the amounts stated:

      5% Stockholders                                                Shares
      ---------------                                                ------
      InnoCal II, L.P.                                              7,000,000
      Argentum Capital Partners II L.P.                             2,015,498
      Argentum Capital Partners L.P.                                  303,030
      TCI ACPII Limited Partners L.P.                                 226,424
      Productivity Fund IV, L.P.                                    7,444,150
      Productivity Fund IV Advisors Fund, L.P.                        286,154
      Infrastructure & Environmental Private
      Equity Fund, III L.P.                                         1,142,108
      Environmental & Information Technology
      Private Equity Fund III, a German civil
      Partnership                                                     285,527
      Blue Chip Capital Fund IV Limited Partnership                 6,000,000
                                                                    =========
      Directors
      ---------
      Mark T. Koulogeorge                                             809,875
      Guarantee & Trust Co., TTEE Daniel
      Raynor GTC IRA                                                   16,174

Other Related Parties

     John E. Josephson, a member of our Board of Directors also serves our customers as an independent consultant for our services department. During the years ended 2002 and 2001 we paid him $1,185 and $11,800, respectively, for services he provided as a consultant for our organization.


Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Index to Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants                          F-1

Consolidated Balance Sheets as of December 31, 2002                         F-2

Consolidated Statements of Operations for the Years ended
December 31, 2002 and 2001                                                  F-4

Consolidated Statements of Shareholders' Equity for the
Years ended December 31, 2002 and 2001                                      F-5

Consolidated Statements of Cash Flows for the Years ended
December 31, 2002 and 2001                                                  F-6

Notes to Consolidated Financial Statements for the Years
ended December 31, 2002 and 2001 Index to Exhibits                          F-8

Exhibit No.             Description

3.1* Fourth Amended and Restated Certificate of Incorporation of TCI Solutions, Inc.

3.2*      Bylaws of TCI Solutions, Inc. and Amendments thereto

4.1* Amended and Restated Stockholders Agreement dated December 21, 2001 among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto

4.2* First Amendment to Amended and Restated Stockholders Agreement dated April 10, 2002 among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto

4.3* Second Amendment to Amended and Restated Stockholders Agreement dated April 10, 862002, among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto.

4.4* Second Amended and Restated Registration Rights Agreement dated April 10, 2002 among TCI Solutions, Inc. and the persons identified on
          Schedule I thereto

4.5*      Management Rights Letter in favor of InnoCal II, L.P. dated December
          21, 2001

4.6* Management Rights Letter in favor of Productivity Fund IV dated December 21, 2001

4.7** Warrant to Purchase a 125,000 shares of Common Stock of TCI Solutions, Inc. in favor of Comerica Bank-California dated August 6, 2002

10.1* Purchase and Sale Agreement dated February 20, 2001 between Total Control Information, a California limited partnership (now TCI Solutions, Inc.) and Fidelity Funding Business Credit, Ltd. d/b/a USA Funding, Limited

10.2** Loan and Security Agreement dated August 6, 2002 between TCI Solutions, Inc. and Comerica Bank, N.A.

10.3+ Software License Agreement dated November 29, 2000 between TCI Solutions, Inc. and Fleming Companies, Inc.

10.4* Employment Agreement dated September 1, 1998 between TCI Management, Inc. (now TCI Solutions, Inc.) and Lance Jacobs

10.5* Employment Agreement dated September 1, 1998 between TCI Management, Inc. (now TCI Solutions, Inc.) and Stephen DeSantis

10.6* Employment Agreement dated September 1, 1998 between TCI Management, Inc. (now TCI Solutions, Inc.) and David Auerbach

10.7* Employment Agreement dated September 1, 1998 between TCI Management, Inc. (now TCI Solutions, Inc.) and David Berg

10.8* 2001 Equity Incentive Plan of TCI Solutions, Inc. and Amendments thereto

10.9*     2001 Non-Employee Directors' Stock Option Plan of TCI Solutions, Inc.

10.10* 1993 Equity Incentive Plan of TCI Management, Inc. (now TCI Solutions, Inc.)

10.11* 1993 Non-Employee Directors' Stock Option Plan of TCI Management, Inc. (now TCI Solutions, Inc.)

10.12** Agreement and Release dated June 24, 2002 with David Auerbach, as amended by Amendment dated September 26, 2002.

24.1      Power of Attorney (included on signature page)

99.1***   Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

99.2***   Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the registrant's Form 10-SB filed with the Commission on April 30, 2002.

** Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB filed on November 14, 2002.

+ Incorporated by reference to Amendment No. 1 to the registrant's Form 10-SB filed with the Commission on December 19, 2002. Certain portions have been redacted pursuant to a request for confidential treatment previously filed with the Commission.

*** Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Reports on Form 8-K
     NONE

Item 14.  Controls and Procedures

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

                                    SIGNATURE

     In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TCI SOLUTIONS, INC.


Dated: March 28, 2003                          By:  /s/ Lance C. Jacobs
                                                    -----------------------
                                                    Lance C. Jacobs
                                                    Chief Executive Officer

Dated: March 28, 2003                          By:  /s/ Stephen P. DeSantis
                                                    -----------------------
                                                    Stephen P. DeSantis
                                                    Chief Financial Officer



                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that such person whose signature appears below constitutes and appoints Lance C. Jacobs and Stephen P. DeSantis, and each of them his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Name                                              Capacity                               Date
          ----                                              --------                               ----
/s/ Lance C. Jacobs                    President, Chief Executive Officer and Chairman        March 28, 2003
----------------------------           of the Board (Principal Executive Officer)
Lance C. Jacobs

/s/ Stephen P. DeSant                  Chief Financial Officer and Corporate Secretary        March 28, 2003
----------------------------           (Principal Financial and Accounting Officer)
Stephen P. DeSantis

/s/ Jay E. Houlihan III                     Director                                          March 28, 2003
----------------------------
Jay E. Houlihan III

/s/ Todd G. Gardner                         Director                                          March 28, 2003
----------------------------
Todd G. Gardner

                                            Director                                          March 28, 2003
----------------------------
Donald L. Jans

/s/ John Josephson                          Director                                          March 28, 2003
----------------------------
John Josephson

                                            Director                                          March 28, 2003
----------------------------
Mark T. Koulogeorge

/s/ Daniel Raynor                           Director                                          March 28, 2003
----------------------------
Daniel Raynor


                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Lance C. Jacobs, certify that:

1.   I have reviewed this annual report on Form 10-KSB of TCI Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Lance C. Jacobs
-----------------------
Lance C. Jacobs
Chief Executive Officer

CERTIFICATION
-------------

I, Stephen P. DeSantis, certify that:

1.   I have reviewed this annual report on Form 10-KSB of TCI Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Stephen P. DeSantis
-----------------------
Stephen P. DeSantis
Chief Financial Officer

         TCI Solutions, Inc.
         and Subsidiary
         Consolidated Financial Statements as of
         December 31, 2002 and for the Years
         Ended December 31, 2002 and 2001
         and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
TCI Solutions, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheet of TCI Solutions, Inc. and subsidiary (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TCI Solutions, Inc. and subsidiary at December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.




/s/ Deloitte & Touche LLP
Costa Mesa, California
February 21, 2003

TCI SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002
--------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                          $ 5,122,913
 Accounts receivable--net of allowance for doubtful accounts
  of $399,835                                                         8,382,414
 Prepaid expenses and other current assets                              644,486
                                                                    -----------

      Total current assets                                           14,149,813
                                                                    -----------

PROPERTY, PLANT AND EQUIPMENT:
 Computer equipment                                                   3,976,980
 Furniture and fixtures                                                 454,164
 Leasehold improvements                                                 149,820
                                                                    -----------

                                                                      4,580,964
 Less accumulated depreciation and amortization                      (3,008,425)
                                                                    -----------

      Property, plant and equipment--net                              1,572,539
                                                                    -----------

GOODWILL                                                                529,031

OTHER ASSETS                                                             18,025
                                                                    -----------

TOTAL                                                               $16,269,408
                                                                    ===========


                                                                    (Continued)

TCI SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                   $ 1,261,394
 Accrued expenses                                                     2,324,824
 Line of credit                                                       1,314,129
 Current portion of capital lease obligation                              6,643
 Deferred revenue                                                       634,700
                                                                    -----------

      Total current liabilities                                       5,541,690
                                                                    -----------

CAPITAL LEASE OBLIGATION--Net of current portion                         29,064

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
 Convertible Series A preferred stock, no par value--6,146,227 shares authorized; 5,816,037 shares issued and outstanding;
  liquidation preference of $6,165,000                                5,509,993
 Convertible Series B preferred stock, no par value--26,653,094 shares authorized; 26,653,094 shares issued and outstanding;
  liquidation preference of $13,327,000                              12,340,746
 Common stock, no par value--64,281,818 shares authorized;
  12,724,063 shares issued and outstanding                           37,479,292
 Warrants to purchase common stock                                      178,129
 Accumulated deficit                                                (44,809,506)
                                                                    -----------

      Net stockholders' equity                                       10,698,654
                                                                    -----------

TOTAL                                                              $ 16,269,408
                                                                   ============

See notes to consolidated financial statements.                     (Concluded)


TCI SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


                                                           2002         2001
REVENUES:
 Software licenses                                     $ 9,382,571  $ 7,510,538
 Maintenance                                             3,400,138    3,271,951
 Services                                                7,031,817    6,750,266
 Other                                                   2,691,463    2,042,626
                                                       -----------  -----------

      Total revenues                                    22,505,989   19,575,381
                                                       -----------  -----------

COST OF REVENUES:
 Software licenses                                         479,879      470,322
 Maintenance                                             1,546,594    1,205,659
 Services                                                3,647,362    3,926,169
 Other                                                   1,556,661    1,338,009
                                                       -----------  -----------

      Total cost of revenues                             7,230,496    6,940,159
                                                       -----------  -----------

GROSS PROFIT                                            15,275,493   12,635,222

OPERATING EXPENSES:
 Product development                                     4,811,752    4,224,245
 Sales and marketing                                     7,582,829    5,738,285
 General and administrative                              6,782,479    5,178,991
                                                       -----------  -----------

      Total operating expenses                          19,177,060   15,141,521
                                                       -----------  -----------

OPERATING LOSS                                          (3,901,567)  (2,506,299)

OTHER INCOME (EXPENSE)--Net                                 29,886     (174,221)
                                                       -----------  -----------

LOSS BEFORE INCOME TAXES                                (3,871,681)  (2,680,520)

PROVISION FOR INCOME TAXES                                   9,600        4,000
                                                       -----------  -----------

NET LOSS                                               $(3,881,281) $(2,684,520)
                                                       ===========  ===========

Net loss per share--basic and diluted                     ($0.31)      ($0.21)
Weighted-average common shares outstanding--basic
and diluted                                             12,723,581   12,721,451


See notes to consolidated financial statements.

TCI SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001
------------------------------------------------------------------------------------------------------------------------------------


                                Series A                 Series B
                               Convertible              Convertible                               Warrants
                             Preferred Stock          Preferred Stock          Common Stock      to Purchase
                           --------------------- ----------------------- -----------------------   Common    Accumulated
                            Shares      Amount      Shares      Amount      Shares      Amount      Stock      Deficit       Net

BALANCE,
 JANUARY 1, 2001           5,816,037  $5,224,128         -   $       -    12,714,597 $37,465,748 $285,865 $(38,243,705) $ 4,732,036

 Preferred stock issuance                         17,200,000   8,600,000                                                  8,600,000
 Offering expenses                                              (619,037)                                                  (619,037)
 Exercise of warrants                                                          7,366      12,938                             12,938
 Net loss                                                                                                   (2,684,520)  (2,684,520)
                           --------- ----------- ----------- ----------- ----------- ----------- -------- ------------  -----------

BALANCE,
 DECEMBER 31, 2001         5,816,037   5,224,128  17,200,000   7,980,963  12,721,963  37,478,686  285,865  (40,928,225)  10,041,417

  Preferred stock issuance                         9,388,154   4,694,077                                                  4,694,077
  Offering costs                                                (217,873)                                                  (217,873)
  Cancelation of warrants                285,865                                                 (285,865)
  Issuance of warrants                                          (148,891)                         178,129                    29,238
  Conversion of accrued
   interest on bridge loans
   into preferred stock                               64,940      32,470                                                     32,470
  Exercise of stock options                                                    2,100         606                                606
  Net loss                                                                                                  (3,881,281)  (3,881,281)
                           --------- ----------- ----------- ----------- ----------- ----------- -------- ------------  -----------

BALANCE,
 DECEMBER 31, 2002         5,816,037  $5,509,993  26,653,094 $12,340,746  12,724,063 $37,479,292 $178,129 $(44,809,506) $10,698,654
                           ========= =========== =========== =========== =========== =========== ======== ============  ===========


See notes to consolidated financial statements.


TCI SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


                                                           2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $(3,881,281) $(2,684,520)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                            414,665      381,386
  Provision for doubtful accounts                          686,000      348,933
  Changes in operating assets and liabilities:
   Accounts receivable                                  (3,866,977)  (2,038,395)
   Prepaid expenses and other current assets              (347,360)     (32,827)
   Other assets                                            102,715       (4,096)
   Accounts payable                                        (50,403)     196,528
   Accrued expenses                                        962,930      744,602
   Deferred revenue                                        287,703     (314,070)
                                                     -------------  -----------

     Net cash used in operating activities              (5,692,008)  (3,402,459)
                                                     -------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment             (840,990)    (269,321)
 Insurance proceeds from loss of equipment                               21,515
                                                     -------------  -----------

      Net cash used in investing activities               (840,990)    (247,806)
                                                     -------------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt                      (39,867)    (123,312)
 Proceeds from line of credit                            1,314,129   13,880,531
 Repayments on line of credit                                       (13,880,531)
 Proceeds from the exercise of warrants                                  12,938
 Proceeds from sale of common stock                            606
 Proceeds from the issuance of bridge loans                    -      3,000,000
 Net proceeds from the issuance of preferred stock       4,476,204    4,980,963
                                                     -------------  -----------

      Net cash provided by financing activities          5,751,072    7,870,589
                                                     -------------  -----------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                               (781,926)   4,220,324

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             5,904,839    1,684,515
                                                     -------------  -----------

CASH AND CASH EQUIVALENTS, END OF YEAR               $   5,122,913  $ 5,904,839
                                                     =============  ===========

                                                                     (Continued)



TCI SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


                                                           2002         2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION-Cash paid during the period for:
Interest                                               $    48,594  $   166,918
                                                     =============  ===========

Income taxes                                           $     4,000  $     5,200
                                                     =============  ===========


NONCASH INVESTING AND FINANCING ACTIVITIES:
 During 2002, we entered into the following noncash investing and financing activities:
  Obtained $40,560 of equipment under capital lease arrangements.
  Converted $32,470 of accrued interest related to bridge loans to 64,940 shares of Series B preferred stock.
  Canceled warrants to purchase common stock with a recorded value of $285,865, resulting in an increase in preferred stock.
  Issued warrants to purchase common stock with a recorded value of $148,891 and $29,238.

 During 2001, we entered into the following noncash investing and financing activities:
  Converted $3,000,000 in convertible bridge notes (borrowings in 2001) into convertible Series B preferred stock.


See notes to consolidated financial statements.                      (Concluded)

TCI Solutions, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business--We were originally organized on June 10, 1983. TCI Solutions, Inc., a Delaware corporation, was incorporated on June 21, 2001 and is the surviving corporation in the reincorporated merger with our predecessor TCI Management, Inc., a California corporation, on October 25, 2001. TCI Management, Inc. was formed on September 16, 1992 to act as the managing general partner of Total Control Information ("TCI"), a California limited partnership, formed on June 10, 1983 (formerly called "Timesharing Consultants"). The limited partnership originally operated the business of providing accounting and data processing services to clients on a timesharing basis. The business was later changed to developing and selling software for the retail grocery industry. We were the sole managing general partner of the limited partnership and the holder of more than 99.5% of the outstanding partnership interests at the time that it was merged into us in April 2002.

      We offer retailers a variety of integrated software applications and professional services to help manage merchandise, pricing, workforce, financial, and customer functions and information systems, at both headquarters and store levels. We provide the data infrastructure and capability to automate and support electronic data exchange throughout the enterprise and supply chain. Our products also facilitate enterprise connectivity and enable retailers to quickly and easily share important information with trading partners, business-to-business ("B2B") and business-to-consumer ("B2C").

      Principles of Consolidation--Our consolidated financial statements include the accounts of TCI Solutions, Inc. and our subsidiary, TCI. All intercompany balances and transactions have been eliminated.

      Basis of Presentation--The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

      Cash and Cash Equivalents--We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain our cash balances in one financial institution. These balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At December 31, 2002, uninsured amounts held at this financial institution total $5,022,913. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

      Accounts Receivable--We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for estimated credit losses, and such losses have been within management's expectations.

      Inventory--Inventory consists primarily of computer hardware and software manual inserts and binders and is stated at the lower of first-in, first-out cost or market.

      Property and Equipment--Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful life of five years. Leasehold improvements are amortized over the shorter of the life of the respective leases or the useful life of the improvements. Depreciation expense was $414,665 and 294,900 for the years ended December 31, 2002 and 2001, respectively.

      During 2001, we completed our implementation of an enterprisewide time and expense billing system. $221,500 of external direct costs of materials and services and the payroll-related costs of employees' time devoted to the project have been capitalized pursuant to Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and are included in property and equipment under the caption "Computer equipment." The capitalized costs of the project are being amortized on a straight-line basis over five years. Training costs and the costs to re-engineer business processes are being expensed as incurred.

      Goodwill--Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the excess of cost over fair value of net assets acquired was amortized on a straight-line basis over 10 years. We periodically evaluated the recoverability of goodwill based on the future undiscounted cash flows and have determined that there was no impairment of goodwill at December 31, 2002. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (see Changes in Accounting Principles).

      Long-Lived Assets--Prior to 2002, we accounted for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Effective January 1, 2002 we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which superceded SFAS No. 121 (see Changes in Accounting Principles). Under these standards, long-lives assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The adoption of SFAS No. 144 did not have a material effect on our financial statements. We periodically review the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. As of December 31, 2002, we have determined that there was no impairment of long-lived assets.

      Revenue Recognition--We license software products under noncancelable perpetual license agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended and interpreted by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and guidance of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 did not have a material impact on our licensing or revenue recognition practices.

      Software license revenue is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered reasonably assured. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. Revenues attributable to undelivered elements, including consulting services and post-contract support, are based on the average sales price of those elements when sold separately. In addition, if a software license contains customer acceptance criteria or a cancelation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancelation right. We do not offer rights of return.

      As of December 31, 2002, we have one customer contract which contains customer acceptance criteria, whereby customer acceptance has not occurred. As stated in the contract, amounts are not due and payable by the customer until customer acceptance has occurred. Approximately $1,550,000 related to this contract is expected to be recorded as accounts receivable and revenues in subsequent financial statements upon customer acceptance. Costs related to this contract will also be recorded upon acceptance. Final customer acceptance on this contract is expected during the second quarter of 2003.

      Services are separately priced, are generally available from a number of suppliers and are not essential to the functionality of our software products. Services, which include project management, system planning, design and implementation, customer configurations and training, are billed on an hourly basis. Services revenue billed on an hourly basis is recognized as the work is performed. Customer support services include post-contract support and the rights to unspecified upgrades and enhancements, when and if available. Maintenance revenues from ongoing customer support services are billed on an annual basis with the revenue being deferred and recognized ratably over the maintenance period.

      Other revenue is recognized when the third-party hardware and software products have been delivered and title has passed.

      Reclassification of Reimbursed Out-of-Pocket Expense--In 2002, we adopted the guidance of Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF Issue No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of operations beginning January 1, 2002. We previously classified reimbursed expenses as a reduction in the cost of consulting services. The adoption of EITF Issue No. 01-14 does not impact our total gross profit or operating income, but increases total revenues and, as a result, slightly reduce our gross profit percentages. Reimbursed expenses were $653,145 for the year ended December 31, 2002. In addition, we have reclassified such prior year expenses, resulting in an increase in service revenues and cost of service revenues of $574,705 for the year ended December 31, 2001.

      Basic and Diluted Net Loss Per Share--Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares for the years ended December 31, 2002 and 2001, 55,380 and 369,972, respectively, have been excluded from diluted weighted average common shares as the effect would be antidilutive.

      Income Taxes--We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is considered more likely than not that deferred tax assets will not be realized.

      Stock-Based Compensation--We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

      SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including expected life, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of six years; stock volatility, 0%; risk-free interest rates 4.0% in the years ended December 31, 2002 and 2001, respectively; and no dividends during the expected term. Our calculations are based on an option valuation approach, and forfeitures are recognized as they occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

      Had compensation costs for the plan been determined based on the fair value of the options and warrants at the grant dates consistent with the method of SFAS No. 123, our net loss would have been the following in the years ended December 31, 2002 and 2001:


                                                           2002         2001
Net loss
 As reported                                           $(3,881,281) $(2,684,520)
 Add: Total stock-based compensation expense
      determined under fair value based method
      all awards                                       $  (145,848) $   (29,543)
                                                       -----------  -----------
 Pro forma                                             $(4,027,129) $(2,714,063)
                                                       ===========  ===========

Net loss per share--basic and diluted:
 As reported                                                ($0.31)      ($0.21)
 Pro forma                                                  ($0.32)      ($0.21)


      Comprehensive Loss--SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources. There is no difference between net loss and comprehensive loss in our consolidated financial statements for the years ended December 31, 2002 and 2001.

      Changes in Accounting Principles--In 2001, we adopted SFAS No. 141, Business Combinations, SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 superseded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. The effect of adopting SFAS No. 141 was immaterial.

      Effective January 1, 2002, we adopted SFAS No. 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. Under SFAS No. 142, we are no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.

      In accordance with SFAS No. 142, we were required to perform a two-step transitional impairment test. The first step of this test was completed by June 30, 2002 with the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. Our reporting units are the same as the operating segments defined in Note 10. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied fair value. We determined that there was no impairment of goodwill upon transition or at December 31, 2002. The adoption of SFAS No. 142 in January 2002 did not have a material impact on our consolidated results of operations and financial position. Amortization expense for the year ended December 31, 2001 was $88,952, or equal to $0.01 per share.

      We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations and financial position.

      Recent Accounting Developments--SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

      In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN No. 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on our consolidated financial statements. We are currently evaluating the recognition provisions of FIN No. 45 but expect that they will not have a material adverse impact on our consolidated financial statements upon adoption. We provide certain warranties to customers; however, warranty costs have been insignificant.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS No. 148 are effective in fiscal years ending after December 15, 2002. We are currently evaluating the other provisions of SFAS No. 148 but expect that they will not have a material adverse impact on our consolidated financial statements upon adoption, since we have not adopted the fair value method.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We expect that the provisions of FIN No. 46 will not have a material impact on our consolidated financial statements upon adoption, since we currently have no variable interest entities.

      Use of Estimates--In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Customer Concentrations--We provide credit in the normal course of business to customers throughout the United States. Two customers accounted for 16% and 10% of revenue for the year ended December 31, 2002 and one customer accounted for 25% of revenue for the year ended December 31, 2001. Approximately 34% of accounts receivable was due from three customers as of December 31, 2002. All of our customers are in the retail industry.

      Reclassifications--Certain reclassifications have been made to conform the 2001 consolidated financial statements to the 2002 presentation.

2.    ACCRUED EXPENSES

      Accrued expenses at December 31, 2002 consist of the following:


        Accrued bonus                                               $   877,504
        Accrued vacation                                                459,058
        Accrued commissions                                             363,782
        Accrued referral fee                                            229,307
        Accrued management salary                                       125,394
        Deferred rent                                                    98,053
        Accrued other                                                   171,726
                                                                    -----------
      Total accrued expenses                                        $ 2,324,824
                                                                    ===========

3. INCOME TAXES

      Our provision for income taxes consists of the following at December 31:


                                                           2002         2001
      Current:
       Federal                                         $       -    $       -
       State                                                 9,600        4,000
                                                       -----------  -----------

                                                             9,600        4,000
                                                       -----------  -----------

      Deferred:
       Federal                                          (1,216,928)    (867,867)
       State                                              (245,718)    (120,272)
       Change in valuation allowance                     1,462,646      988,139
                                                       -----------  -----------
                                                       $     9,600  $     4,000
                                                       ===========  ===========

      Our reconciliation of income tax expense computed at the federal statutory rate of 34% to income tax expense is as follows:


                                                           2002         2001
          Tax at federal statutory rates               $(1,316,372) $  (911,377)
          State income taxes--net                         (170,922)    (129,422)
          Other                                             34,249       56,660
          Change in valuation allowance                  1,462,645      988,139
                                                       -----------  -----------
                                                       $     9,600  $     4,000
                                                       ===========  ===========


      Deferred income taxes arise from the impact of temporary differences between the amounts of assets and liabilities recorded for tax and financial reporting purposes. The primary differences giving rise to our deferred tax assets and liabilities are as follows at December 31:


                                                           2002         2001
          Deferred tax assets (liabilities):
           Allowance for doubtful accounts             $   171,289  $   102,656
           Accrued compensation                            181,992      146,389
           Net operating loss carryforwards              8,108,664    6,647,414
           Depreciation and amortization                  (132,158)     (29,318)
           Software development costs                       19,375       19,375
                                                       -----------  -----------

                                                         8,349,162    6,886,516
          Valuation allowance                           (8,349,162)  (6,886,516)
                                                       -----------  -----------
      Total deferred tax assets (liabilities)          $    -       $     -
                                                       ===========  ===========

      At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $22,077,000 and $10,560,000, respectively, which begin to expire in 2007 and 2003, respectively. We may have experienced a greater than 50% change in ownership as defined under Internal Revenue Code Section 382, in which case our ability to utilize the net operating loss carryforwards may be limited.

4.    STOCKHOLDERS' EQUITY

      Convertible Preferred Stock--On December 21, 2001, we raised $7,980,963, net of offering costs of $619,037, from the sale of 17,200,000 shares of Series B convertible preferred stock ("Series B") at $0.50 per share. In 2001, we received bridge loans, which totaled $3,000,000 that accrued interest at 8% per year. In connection with the Series B financing on December 21, 2001, the bridge loans were fully converted to Series B convertible preferred stock. The accrued interest related to the bridge loans of $32,470 was converted into 64,940 shares of Series B during 2002.

      During the year ended December 31, 2002, we raised $4,694,077 from the sale of an additional 9,388,154 shares of Series B convertible preferred stock at $0.50 per share, net of offering costs of $217,873. Series B convertible preferred stock shares sold during 2002 have the same rights and preferences as those sold during December 2001.

      In connection with the 2002 issuance of the Series B preferred stock, we granted warrants to purchase 675,757 shares of common stock at an exercise price of $0.25 per share to a third party in consideration for investment banking services. The warrant is immediately exercisable and expires on October 30, 2007. The fair value of these warrants using the Black-Scholes pricing model of $148,891 was recorded as a decrease to Series B and an increase in warrants to purchase common stock.

      Our calculation using the Black-Scholes pricing model used the following assumptions: expected life equal to contractual life of the warrants or five years, 135% volatility, risk-free interest rate of 4% and no dividends during the expected term.

      Our Series A and B convertible preferred stock originally contained a redemption feature that was subsequently deleted. The significant terms of our preferred stock are described below:

        Voting Rights--Holders of the preferred stock have the same voting rights as the common stockholders and are entitled to one vote for each share of stock held. Both Series A and B preferred stockholders have the right to elect two directors.

        Liquidation Rights--Holders of the preferred stock are entitled to a preferential distribution of assets in the event of liquidation. Upon the occurrence of any Liquidation Event, as defined below, our assets available for distribution to stockholders, whether from capital, surplus, earnings or otherwise shall be distributed in the following order of priority:

           The holders of the Series A and B are currently entitled to receive, prior to and in preference to any distribution of any of our assets or surplus funds to the holders of the common stock, an amount equal to the stated value of $1.06 per share and $0.50 per share, respectively. The holders of Series B are entitled to receive, in preference to holders of Series A and the common stock, all accrued, but unpaid dividends on Series B. The holders of Series A are entitled to receive, prior and in preference to any distribution to the holders of common stock, an amount equal to all accrued but unpaid preferred dividends and the Series A preferred stock PIK Dividend on each share of Series A preferred stock. Our remaining assets available for distribution shall be distributed ratably to the holders of the outstanding shares of our common stock and of our convertible preferred stock as if converted to common stock immediately prior to liquidation.

           A Liquidation Event is defined as our (i) voluntary or involuntary liquidation, dissolution or winding up; (ii) a merger, consolidation or sale of voting control in which our stockholders, immediately prior to the merger, consolidation or sale do not own a majority of the outstanding shares of the surviving corporation, or (iii) the sale or lease of substantially all of our assets, technology or intellectual property.

           Holders of preferred stock may under certain circumstances cause the occurrence of a Liquidation Event.

        Dividends--The Series B preferred stock, together with the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% of the original issuance price per year, prior to the declaration of any dividend of the common stock or upon a Liquidation Event (the "Preferred Dividend"). In addition to the cumulative dividends, holders of Series A preferred stock are entitled to receive an additional dividend of $0.06033 per share, payable in authorized but unissued shares of Series A preferred stock valued at the original issuance price (the "Series A PIK Dividend"). As a result, we have reserved a total of 330,189 shares of Series A preferred stock to be issued upon payment of the Series A PIK Dividend. The Preferred Dividend and the Series A PIK Dividend shall be payable, whether or not declared by the Board of Directors, upon the effective date of a Liquidation Event. The Series A PIK Dividend is also payable on the mandatory or voluntary conversion of all outstanding shares of Series A and Series B preferred stock to common stock.

        Conversion Rights--The conversion price of Series A and B is $0.50 per share. This conversion price is subject to adjustment for certain events, as defined. Series A and B are convertible automatically at the time of a qualified public offering, as defined, or any time at the option of the holder.

      Antidilution Rights--Both holders of designated preferred stock are entitled to "full-ratchet" anti-dilutions rights. Under "full-ratchet" antidilution, the conversion price of the preferred stock is reduced to the price at which the dilutive securities are issued. A reduction in the conversion price will result in an increase in the number of shares of common stock that can be issued upon conversion. The issuance of Series B preferred stock, at $0.50 per share, triggered the "full ratchet" antidilution rights afforded to Series A. As a result, the number of shares of common stock into which Series A are convertible increased from 5,816,037 to 12,330,000 shares. Holders of designated preferred stock are convertible at the holder's option into shares of common stock, on a share-for-share basis. Conversion is automatic in the event of a public offering of our common stock, meeting certain specified criteria.

      Warrants--During the year ended December 31, 2002, we agreed to cancel warrants to purchase 397,783 shares of common stock originally valued at $285,865. The cancellation was recorded as an increase in preferred stock. As of December 31, 2002, 815,757 warrants to purchase shares of common stock are outstanding which are fully exercisable at $0.25 per warrant through 2009.

5.    LINE OF CREDIT

      On August 6, 2002, we entered into a $4,000,000 credit facility with a financial institution comprised of a $1,000,000 equipment line of credit and a $3,000,000 revolving line of credit. Each advance under the equipment line of credit is payable in 36 equal monthly installments, plus interest at 1.0% above the prime rate (4.25% at December 31, 2002). The equipment line of credit expires in March 2006. The revolving line of credit expires in August 2004 and bears interest at 0.5% above the prime rate.

      Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined. As of December 31, 2002, available borrowings under the revolving line of credit were approximately $1,894,825. We have outstanding borrowings against our credit facility of $1,314,129 as of December 31, 2002, consisting of $208,954 under the equipment line of credit and $1,105,175 under the revolving line of credit.

      Borrowings under the credit facility are secured by substantially all of our assets and we are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of December 31, 2002, we were in compliance with all covenants included in the terms of the credit facility.

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

      Our calculation using the Black-Scholes pricing model used the following assumptions: expected life equal to contractual life of the warrants or seven years, 135% volatility, risk-free interest rate of 4% and no dividends during the expected term.

6.    COMMITMENTS AND CONTINGENCIES

      We lease certain facilities and equipment under agreements that expire at various times through 2007, which are accounted for as operating leases. Total rental expense for noncancelable operating leases was approximately $1,299,773 and $1,146,200 for the years ended December 31, 2002 and 2001, respectively. For those noncancelable leases with scheduled rental increases, rent expense is recorded on a straight-line basis over the lease term. Included in accrued liabilities is $98,053 of deferred rent at December 31, 2002.

      We leased equipment with a net book value of $90,478, net of related accumulated depreciation of $598,199 at December 31, 2002, under capital lease agreements.

      At December 31, 2002, future minimum lease payments, under operating and capital leases, consist of the following:


         Year Ending                                     Capital     Operating
         December 31                                     Leases        Leases

         2003                                          $    11,614  $   954,181
         2004                                               11,614      814,060
         2005                                               11,614      825,916
         2006                                               11,614      695,243
         2007                                                1,929      145,690
                                                       -----------  -----------

         Future minimum lease payments                      48,385  $ 3,435,090
                                                                    ===========
         Less amount representing interest                 (12,678)
                                                       -----------
         Present value of future minimum lease
          payments                                          35,707
         Less current portion                               (6,643)
                                                       -----------
                                                       $    29,064
                                                       ===========


      In connection with our facility lease dated June 20, 2000, we have an agreement for the issuance of letters of credit up to an aggregate amount not to exceed $150,000. In connection with the financing agreement with a bank entered into on June 30, 2000, we have an agreement for the issuance of letters of credit up to an aggregate amount not to exceed $500,000. At December 31, 2002, we had $300,000 of letters of credit outstanding. These amounts are not included in our consolidated financial statements.

      During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

      Litigation--In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our consolidated operations, cash flows and financial position.

7.    STOCK OPTIONS

      We maintain two stock option plans for our employees, directors and consultants. The purpose of the plans is to provide employees, directors and consultants an opportunity to participate in our ownership.

      Our 1993 stock option plan consists of: (1) the 1993 Equity Incentive Plan and (2) the 1993 Nonemployee/Directors Stock Option Plan (together, "1993 Option Plan"). The 1993 Option Plan provides for the issuance of up to 571,688 shares of common stock to employees, directors and consultants under incentive and nonstatutory stock option grants. Options granted under the 1993 Equity Incentive Plan have a term of 10 years when issued and vest over a five-year period. Options granted under the 1993 Nonemployee/Directors Stock Option Plan have a term of 10 years and vest immediately. Incentive and nonstatutory stock options may be granted at an exercise price equal to the fair market value of our common stock at the date of the grant. At December 31, 2002, there were 571,688 options outstanding and no options available for future grant under the 1993 Option Plan.

      Our 2001 stock option plan consists of: (1) the 2001 Equity Incentive Plan and (2) the 2001 Nonemployee/Directors Stock Option Plan (together, "2001 Option Plan"). The 2001 Option Plan provides for the issuance of up to 10,510,483 shares of common stock to employees, directors and consultants under incentive and nonstatutory stock option grants. Options granted under the 2001 Equity Incentive Plan have a term of 10 years when issued and vest over a five-year period. Options granted under the 2001 Nonemployee/Directors Stock Option Plan have a term of 10 years and vest immediately. Incentive and nonstatutory stock options may be granted at an exercise price equal to the fair market value of our common stock at the date of the grant. At December 31, 2002, there were 3,084,980 options outstanding and 7,425,503 options available for future grant under the 2001 Option Plan.

      Each director receives 10,000 fully vested options to purchase common stock upon his/her initial election to the Board of Directors and 5,000 fully vested options to purchase common stock at time of reelection, which occurs annually.

      On November 12, 2001, we presented an offer to exchange outstanding options ("Exchange Offer") under our 1993 Option Plan to our employees and directors. On December 10, 2001 we canceled an aggregate of 3,126,877 shares of our common stock pursuant to the Exchange Offer. On June 28, 2002, we reissued 3,092,677 replacement options under our 2001 Option Plan to our employees and directors with an exercise price of $0.25 per share, which represented the then-current fair value of our common stock determined by our Board of Directors and based on an independent valuation.

      On June 25, 1995, we issued an employee an option to purchase 51,156 shares of common stock at $0.20 a share. This issuance was not under the 1993 Option Plan. All options vested on the issuance date and shall expire on June 21, 2005.

      Option activity is as follows:

                                                  Weighted-        Number          Weighted-
                                       Number      Average          of             Average
                                        of         Exercise        Options         Exercise
                                      Options        Price       Exercisable         Price

      OUTSTANDING
       JANUARY 1, 2001                3,555,614      $ 1.23        2,332,005        $  1.20

      Granting (weighted-average
       fair value of $0.12)             265,554      $ 1.01
      Canceled                       (3,229,577)     $ 1.31
                                   ------------
      OUTSTANDING,
       DECEMBER 31, 2001                591,591      $ 0.66          463,658        $  0.62

      Granted (weighted-average
       fair value of $0.05)           3,153,477      $ 0.25
      Exercised                          (2,100)     $ 0.29
      Canceled                          (86,300)     $ 0.48

      OUTSTANDING,
       DECEMBER 31, 2002              3,656,668      $ 0.33        3,221,918        $  0.31
                                   ============


 Additional information regarding options outstanding as of December 31, 2002 is as follows:


                                             Average                Weighted-                                 Weighted-
                                            Remaining                Average                                   Average
        Exercise           Number          Contractual               Exercise             Number               Exercise
         Prices         Outstanding        Life (Years)               Price            Exercisable              Price
          $ 0.20           276,900               1.89                 $ 0.20               276,900
          $ 0.25         3,084,980               9.47                 $ 0.25             2,740,651              $ 0.21
          $ 0.53           131,400               8.62                 $ 0.53                46,814              $ 0.25
          $ 1.06            19,500               6.78                 $ 1.06                15,736              $ 0.53
          $ 1.29             2,000               7.24                 $ 1.29                 2,000              $ 1.06
          $ 1.50           132,088               4.89                 $ 1.50               131,147              $ 1.29
          $ 2.00             9,800               7.70                 $ 2.00                 8,670              $ 1.50
                         ---------                                                       ---------              $ 2.00

                         3,656,668                                                       3,221,918
                         =========                                                       =========


      As discussed in Note 1, we continue to account for our stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.


8.    401(k) RETIREMENT PLAN

      We provide a 401(k) retirement plan (the "401(k) Plan") for our employees. Under the terms of the 401(k) Plan, we match dollar for dollar up to the first $250 contributed. For every dollar contributed over $250, we match $0.25 for each dollar contributed up to 6% of employee's compensation, not to exceed a maximum contribution of $2,500 a year. For the years ended December 31, 2002 and 2001, our total contributions were $134,084 and $142,932, respectively.

9.    RELATED-PARTY TRANSACTION

      A member of our Board of Directors also serves our customers as an independent consultant in our services department. During the years ended December 31, 2002 and 2001, we paid him $1,185 and $11,800, respectively, for services he provided as a consultant for our organization.

10.   OPERATING SEGMENTS

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

      Our reportable operating segments include software licenses, maintenance, services and other. The software licenses operating segment develops and markets our software products. The maintenance segment provides after-sales support for software products. The services segment provides fee-based training and implementation services related to our products. The other segment represents third-party and software products.

      We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales and gross profit, as this information is the only segment information provided to the chief operating decision-maker.

      Operating segment data for the years ended December 31, 2002 and 2001 is as follows:



                                 Software
                                 Licenses          Maintenance          Services                Other                   Total
        Year ended
         December 31, 2001:
         Revenues              $ 7,510,538         $ 3,271,951          $ 6,750,266             $ 2,042,626             $ 19,575,381
         Cost of revenues          410,322           1,205,659            3,926,169               1,338,009               6,940,159
                               -----------         -----------          -----------             -----------             ------------

        Gross profit           $ 7,040,216         $ 2,066,292          $ 2,824,097             $   704,617             $ 12,635,222
                               ===========         ===========          ===========             ===========             ============


        Year ended
         December 31, 2002:
         Revenues              $ 9,382,571         $ 3,400,138          $ 7,031,817             $ 2,691,463             $ 22,505,989
         Cost of revenues          479,879           1,546,594            3,647,362               1,556,661               7,230,496
                               -----------         -----------          -----------             -----------             ------------

        Gross profit           $ 8,902,692         $ 1,853,544          $ 3,384,455             $ 1,134,802             $ 15,275,493
                               ===========         ===========          ===========             ===========             ============

                                            * * * * * *

      (25454)

                                 EXHIBIT INDEX


Exhibit No.             Description

3.1* Fourth Amended and Restated Certificate of Incorporation of TCI Solutions, Inc.

3.2*      Bylaws of TCI Solutions, Inc. and Amendments thereto

4.1* Amended and Restated Stockholders Agreement dated December 21, 2001 among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto

4.2* First Amendment to Amended and Restated Stockholders Agreement dated April 10, 2002 among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto

4.3* Second Amendment to Amended and Restated Stockholders Agreement dated April 10, 862002, among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto.

4.4* Second Amended and Restated Registration Rights Agreement dated April 10, 2002 among TCI Solutions, Inc. and the persons identified on
          Schedule I thereto

4.5*      Management Rights Letter in favor of InnoCal II, L.P. dated December
          21, 2001

4.6* Management Rights Letter in favor of Productivity Fund IV dated December 21, 2001

4.7** Warrant to Purchase a 125,000 shares of Common Stock of TCI Solutions, Inc. in favor of Comerica Bank-California dated August 6, 2002

10.1* Purchase and Sale Agreement dated February 20, 2001 between Total Control Information, a California limited partnership (now TCI Solutions, Inc.) and Fidelity Funding Business Credit, Ltd. d/b/a USA Funding, Limited

10.2** Loan and Security Agreement dated August 6, 2002 between TCI Solutions, Inc. and Comerica Bank, N.A.

10.3+ Software License Agreement dated November 29, 2000 between TCI Solutions, Inc. and Fleming Companies, Inc.

10.4* Employment Agreement dated September 1, 1998 between TCI Management, Inc. (now TCI Solutions, Inc.) and Lance Jacobs

10.5* Employment Agreement dated September 1, 1998 between TCI Management, Inc. (now TCI Solutions, Inc.) and Stephen DeSantis

10.6* Employment Agreement dated September 1, 1998 between TCI Management, Inc. (now TCI Solutions, Inc.) and David Auerbach

10.7* Employment Agreement dated September 1, 1998 between TCI Management, Inc. (now TCI Solutions, Inc.) and David Berg

10.8* 2001 Equity Incentive Plan of TCI Solutions, Inc. and Amendments thereto

10.9*     2001 Non-Employee Directors' Stock Option Plan of TCI Solutions, Inc.

10.10* 1993 Equity Incentive Plan of TCI Management, Inc. (now TCI Solutions, Inc.)

10.11* 1993 Non-Employee Directors' Stock Option Plan of TCI Management, Inc. (now TCI Solutions, Inc.)

10.12** Agreement and Release dated June 24, 2002 with David Auerbach, as amended by Amendment dated September 26, 2002.

24.1      Power of Attorney (included on signature page)

99.1***   Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

99.2***   Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.



---------------
* Incorporated by reference to the registrant's Form 10-SB filed with the Commission on April 30, 2002.

** Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB filed on November 14, 2002.

+ Incorporated by reference to Amendment No. 1 to the registrant's Form 10-SB filed with the Commission on December 19, 2002. Certain portions have been redacted pursuant to a request for confidential treatment previously filed with the Commission.

*** Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.