Form 10QSB
period 2003-03-31
TCI SOLUTIONS INC
filed 2003-05-14
CIK 1167257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            |X| SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            |_| EXCHANGE ACT

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


                       300 E. Williams Circle, Suite 300,
                              Tucson, Arizona 85711
                                  (520)298-7757
          (Address and telephone number of principal executive offices)


      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|   No |_|

      The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,724,063 as of May 9, 2003.

      PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
                               TCI Solutions, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                       March 31,               December 31,
                                         2003                      2002
                               ----------------------     ----------------------
ASSETS
Current assets:
  Cash and cash equivalents          $    5,192,472           $      5,122,913

  Accounts receivable, net
   of allowances of
   $400,654 at 3/31/03
   and $399,835 at
   12/31/02                               8,048,432                  8,382,414

  Prepaid expenses
   and other
   current assets                           739,534                    644,486
                               ----------------------     ----------------------

   Total current assets                  13,980,438                 14,149,813

Property and equipment, net               1,684,579                  1,572,539
Goodwill                                    529,031                    529,031

Other assets                                 71,046                     18,025
                               ----------------------     ----------------------

Total assets                         $   16,265,094           $     16,269,408
                               ======================     ======================

LIABILITIES AND
  STOCKHOLDERS'
  EQUITY
Current liabilities:

  Accounts payable                   $    1,208,490           $      1,261,394
  Accrued expenses                        1,485,519                  2,324,824
  Line of Credit                          1,790,248                  1,314,129
  Current portion
   of long-term debt                          6,643                      6,643
  Deferred revenue                        3,057,377                    634,700
                               ----------------------     ----------------------

   Total current
     liabilities                          7,548,277                  5,541,690
                               ----------------------     ----------------------

  Long-term debt, net of
   current portion                           27,476                     29,064
                               ----------------------     ----------------------

Commitment and
contingencies

Stockholders' equity:

  Convertible preferred stock            17,850,739                 17,850,739
  Common stock                           37,479,292                 37,479,292

  Warrants to purchase
   common stock                             178,129                    178,129

   Accumulated deficit                 (46,818,819)               (44,809,506)
                               ----------------------     ----------------------

   Net stockholders' equity               8,689,341                 10,698,654
                               ----------------------     ----------------------

Total liabilities
  and stockholders'equity            $   16,265,094           $     16,269,408
                               ======================     ======================


     See accompanying notes to condensed consolidated financial statements.

                               TCI Solutions, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended
                                                     March 31,
                            ----------------------------------------------------
                                      2003                       2002
                            ------------------------    ------------------------
Revenues:
  Software licenses                  $    1,013,990           $        817,882
  Maintenance                               925,400                    830,068
  Services                                2,051,564                  1,413,881
  Other                                     521,664                    620,765
                            ------------------------    ------------------------

   Total revenues                         4,512,618                  3,682,596
Cost of revenues:
  Software licenses                          14,828                    191,433
  Maintenance                               369,336                    299,276
  Services                                1,386,246                    864,204
  Other                                     257,004                    320,755
                            ------------------------    ------------------------

   Total cost of revenues                 2,027,414                  1,675,668

Gross profit                              2,485,204                  2,006,928
Operating expenses:

  Product development                     1,334,360                  1,153,548
  Sales and marketing                     1,626,664                  1,687,349

  General and administrative              1,525,485                  1,402,124
                            ------------------------    ------------------------

   Total operating expenses               4,486,509                  4,243,021
                            ------------------------    ------------------------

Loss from operations                    (2,001,305)                (2,236,093)

Other income (expense), net                 (8,008)                     10,048
                            ------------------------    ------------------------

Loss before income taxes                (2,009,313)                (2,226,045)
Provision for income taxes                      ---                        ---
                            ------------------------    ------------------------

Net loss                             $  (2,009,313)           $    (2,226,045)
                            ========================    ========================

Net loss per share -
  basic and diluted                  $      ($0.16)           $        ($0.17)
Weighted average common
  shares outstanding -
  basic and diluted                      12,724,063                 12,721,963

     See accompanying notes to condensed consolidated financial statements.

                               TCI Solutions, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Three Months Ended
                                                     March 31,
                            ----------------------------------------------------
                                      2003                       2002
                            ------------------------    ------------------------
Operating activities
Net loss                             $  (2,009,313)           $    (2,226,045)
Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
  Depreciation
   and amortization                         137,256                     76,296
  Provision for doubtful
    accounts                                 90,000                     99,000
  Changes in operating
   assets and liabilities:
   Accounts receivable                      243,982                  (591,532)
   Prepaid expenses and
     other current assets                  (95,048)                     32,727
   Other assets                            (53,021)                     44,324
   Accounts payable                        (52,904)                  (546,713)
   Accrued expenses                       (839,305)                  (409,148)
   Deferred revenue                       2,422,677                  2,291,327
                            ------------------------    ------------------------

Net cash used in
  operating activities                    (155,676)                (1,229,764)
Investing activities
Purchases of property
   and equipment                          (249,296)                  (227,119)
Financing activities
Net proceeds from issuance
   of preferred stock                                                4,465,145
Proceeds from
   line of credit                           500,000
Repayments on
   line of credit                          (23,881)
Principal payments of
   long-term debt                           (1,588)                   (22,045)
                            ------------------------    ------------------------

Net cash provided
   by financing activities                  474,531                  4,443,100
                            ------------------------    ------------------------

Net increase in cash and
   cash equivalents                          69,559                  2,986,217
Cash and cash equivalents
   at beginning of period                 5,122,913                  5,904,839
                            ------------------------    ------------------------

Cash and cash equivalents
   at end of period                  $    5,192,472           $      8,891,056
                            ========================    ========================

NONCASH INVESTING ACTIVITIES:
During the three months ended March 31, 2002, we entered into the following noncash investing activities:
    Obtained $40,560 of equipment under capital lease arrangements.

     See accompanying notes to condensed consolidated financial statements.

                               TCI Solutions, Inc.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2003 and 2002

1. Nature of Operations and Summary of Accounting Policies

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by us in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10Q-SB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-KSB for the year ended December 31, 2002.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Revenue Recognition

We license software products under non-cancelable perpetual license agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended and interpreted by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and guidance of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 did not have a material impact on our licensing or revenue recognition practices.

Software license revenue is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered reasonably assured. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. Revenues attributable to undelivered elements, including consulting services and post-contract support, are based on the average sales price of those elements when sold separately. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. We do not offer rights of return. In certain cases, we do offer extended payment terms to customers, which do not exceed one year from shipment.

As of March 31, 2003, we have one customer contract containing customer acceptance criteria and customer acceptance has not occurred. As stated in the contract, amounts are not due and payable by the customer until customer acceptance has occurred. Approximately $1,507,000 related to this contract is expected to be recorded as accounts receivable and revenues in subsequent financial statements upon customer acceptance. Costs related to this contract will also be recognized upon acceptance. Final customer acceptance on this contract is expected during the second quarter of 2003.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares of 55,380 and 204,261 for the three months ended March 31, 2003 and 2002 have been excluded from diluted weighted average common shares, as the effect would be anti-dilutive.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including expected life, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of six years; stock volatility, 0%; risk-free interest rates, 4.0% for the three months ended March 31, 2003 and 2002, respectively; and no dividends during the expected term. Our calculations are based on an option valuation approach, and forfeitures are recognized as they occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Had compensation costs been determined based on the fair value of the options and warrants at the grant dates consistent with the minimum value method of SFAS No. 123, our net loss would have been the following in the three months ended March 31, 2003 and 2002:

                                                   2003              2002
Net loss:
 As reported                                   $(2,009,313)      $(2,226,045)
 Add:  Total stock-based employee
       compensation expense determined
       under fair value based method
       for all awards                          $    (1,853)      $   (36,462)
                                               ------------      ------------
 Pro forma                                     $(2,011,166)      $(2,262,507)
                                               ============      ============

Net loss per share--basic and diluted:
 As reported                                      ($0.16)           ($0.17)
 Pro forma                                        ($0.16)           ($0.18)


Recent Accounting Developments

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS No. 146 effective January 1, 2003 and such adoption did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN No. 45 during the fourth quarter of fiscal 2002 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We adopted the provisions of SFAS No. 148 effective January 1, 2003 and have included the additional required disclosures. Such adoption did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We adopted the provisions of FIN No. 46 effective February 1, 2003 and such adoption did not have a material impact on our consolidated financial statements since we currently have no variable interest entities.

Reclassifications--Certain reclassifications have been made to conform the 2002 consolidated financial statements to the 2003 presentation.


2.  Segment Information and Customer Concentration

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

Our reportable operating segments include software licenses, maintenance, services, and other. The software licenses operating segment develops and markets our software products. The maintenance operating segment includes after-sale support for software products. The services segment provides fee-based training and implementation services related to our products. The other segment represents third party hardware and software products.

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales, and gross profit, as this information is the only information provided to the chief operating decision-maker.

Operating segment data for the three months ended March 31, 2003 and 2002 is as follows:

                       Software
                       Licenses   Maintenance   Services     Other      Total

Three months-ended
March 31, 2003
 Revenues            $ 1,013,990  $ 925,400  $ 2,051,564  $ 521,664  $ 4,512,618
 Cost of revenues         14,828    369,336    1,386,246    257,004  $ 2,027,414
                     -----------  ---------  -----------  ---------  -----------

 Gross profit        $   999,162  $ 556,064  $   665,318  $ 264,660  $ 2,485,204
                     ===========  =========  ===========  =========  ===========

Three months-ended
March 31, 2002
 Revenues            $   817,882  $ 830,068  $ 1,413,881  $ 620,765  $ 3,682,596
 Cost of revenues        191,433    299,276      864,204    320,755    1,675,668
                     -----------  ---------  -----------  ---------  -----------

 Gross profit        $   626,449  $ 530,792  $   549,677  $ 300,010  $ 2,006,928
                     ===========  =========  ===========  =========  ===========


We provide credit in the normal course of business to all credit worthy customers. Two customers accounted for 19.0% and 18.9% of revenues for the three months ended March 31, 2003. Two customers accounted for 19% and 11% of revenues for the three months ended March 31, 2002. Approximately 29% of accounts receivable was due from one customer as of March 31, 2003. All of our customers are in the retail industry.

3.  Credit Facility

On August 6, 2002, we entered into a $4,000,000 credit facility with a financial institution comprised of a $1,000,000 equipment line of credit and a $3,000,000 revolving line of credit. Each advance under the equipment line of credit is payable in 36 equal monthly installments, plus interest at 1.0% above the prime rate (4.25% at March 31, 2003). The equipment line of credit expires in March 2006. The revolving line of credit expires in August 2004 and bears interest at 0.5% above the prime rate.

Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined. As of March 31, 2003, available borrowings under the revolving line of credit were approximately $1,395,000. We have outstanding borrowings against our credit facility of $1,790,248 as of March 31, 2003, consisting of $185,073 under the equipment line of credit and $1,605,175 under the revolving line of credit.

Borrowings under the credit facility are secured by substantially all of our assets and we are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of March 31, 2003, we were in compliance with all covenants included in the terms of the credit facility.

In connection with our credit facility, we granted warrants to purchase 125,000 shares of common stock at an exercise price of $0.25 per share to the financial institution. These warrants are immediately exercisable and expire on August 6, 2009. The fair value of these warrants using the Black-Scholes pricing model of $29,238 was recorded as a prepaid financing charge and an increase in warrants to purchase common stock and will be amortized by charges to interest expense over a two-year period.

Our calculation using the Black-Scholes pricing model used the following assumptions: expected life equal to contractual life of the warrants or seven years, 135% volatility, risk-free interest rate of 4% and no dividends during the expected term.


4.  Commitments and Contingencies

We lease certain facilities and equipment under agreements that expire at various times through October 2007, which are accounted for as operating leases.

Future minimum lease payments under operating leases consist of the following:


   Year ending December 31:
   2003 (April 1 through December 31)               $702,036
   2004                                              814,060
   2005                                              825,916
   2006                                              695,243
   2007                                              145,690
                                                ------------
   Future minimum lease payments                  $3,182,945
                                                ============

Guarantees and Indemnifications - During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated, and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations and thus no liabilities have been recorded for these obligations on our balance sheet at March 31, 2003.

Litigation - In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our consolidated operations, cash flows and financial position.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     This Quarterly Report on Form 10-QSB contains forward-looking statements reflecting management's current forecast of our future. It is based on current information that we have assessed but which, by its nature, is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, number of personnel, strategic relationships with third parties, acquisitions and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "intend," "believe," "should," "would," "could," "anticipate," or other words that convey the uncertainty of future events or outcomes. In particular, we provide our outlook for revenues, gross profits, operating expenses, and bad debt provision, in each case for either first quarter 2003 or year 2003. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-QSB, which you should read carefully. We would particularly refer you to the section under the heading "Certain Risks That May Affect Future Results" for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-QSB should be considered in the context of these risk factors.

Critical Accounting Policies

Our discussion and analysis of results of operation and financial condition are based upon consolidated financial statements that we prepared in accordance with generally accepted accounting principles of the United States of America.

We have identified the following policies as critical to the understanding of our financial statements and results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout our Results of Operations and Financial Condition where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements, which are included in our Form 10-SB for the year ended December 31, 2002. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Professional services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Professional services, which include project management, system planning, design and implementation, customer configurations, and training, are billed on both an hourly basis. Professional services revenue billed on an hourly basis is recognized as the work is performed. Customer support services include post contract support and the rights to unspecified upgrades and enhancements. Maintenance revenues from ongoing customer support services are billed on an annual basis with the revenue being deferred and recognized ratably over the maintenance period.

Accounts Receivable - We typically extend credit to our customers. Software licenses include payment terms ranging from 30 days to 12 months. Larger software contracts typically include payment terms with installments due within twelve months from the date of delivery. Billings for customer support and professional services performed on a time and material basis are due on net 30-day terms. We estimate the probability of collection of the receivable balances and provide an allowance for doubtful accounts based upon an evaluation of our customers' ability to pay and general economic conditions. While our losses have historically been within our estimates, we cannot guarantee that we will continue to experience the same collection experience. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense which could have a material adverse impact on our results of operations and financial position for the periods in which such additional expense occurs.

Income Taxes - We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we operate at a profit in the future and generate sufficient future taxable income, we could be required to reverse the current valuation allowance against the deferred tax assets, which would result in a substantial decrease in our effective tax rate.


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

Significant Trends and Developments in Our Business

Economic Conditions in the Retail Industry. We believe that the difficult economic conditions have affected the demand for our products in the United States during 2002 and 2003 and an economic recovery may still be several months away. We also believe that negative consumer confidence has inhibited economic recovery in the United States and may continue for the foreseeable future. As a result, we continue to be concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers. The retail industry will be adversely impacted if negative consumer confidence and economic conditions persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, delay, suspend or reduce the demand for our products and adversely impact our business, operating results and financial condition. In addition, our customers' ability to pay for our products or services could be impaired, and we may experience an increased number of bankruptcy filings in our customer base.

New Products and Expanded Markets. We invested $1.3 million for the three months ended March 31, 2003 and $21.7 million since 1996 toward new product development efforts. We have released enhanced versions of our core software products for the past two years and expanded the breadth of our product portfolio. Although we continue to focus on the "Tier 2" retail market, we have recently experienced increased sales activity with "Tier 1" customers with annual sales in excess of $2.5 billion, which we expect will contribute to revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting "Tier 1" customers and has resulted in a steady pattern of new customers licensing multiple products as well as enhanced add-on selling opportunities in our existing install base.

Services Outlook. Service revenue increased $638 thousand, or 45% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase is primarily a result of increased demand for our services due to higher software sales from the same period in the prior year.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 Revenue consists of sales of software licenses, maintenance, services and other products, which represents 22.5%, 20.5%, 45.5% and 11.5%, respectively, of total revenue for the three months ended March 31, 2003 compared to 22.2%, 22.5%, 38.4% and 16.9%, respectively, of total revenue for the three months ended March 31, 2002. Total revenue for the three months ended March 31, 2003 was $4.5 million, an increase of $830 thousand or 22.5% over the $3.7 million reported for the three months ended March 31, 2002.

Revenues

Software Licenses. Software license revenue for the three months ended March 31, 2003 increased 24.0% to $1.0 million from $818 thousand for the three months ended March 31, 2002. Software license revenue represented 22.5 % of total revenue in the three months ended March 31, 2003 compared to 22.2 % in the three months ended March 31, 2002. We believe the increase in software license revenue is primarily attributed to the grocery market's continued acceptance of TCI as a leading software provider.

Maintenance. Maintenance revenue for the three months ended March 31, 2003 increased 11.5% to $925 thousand from $830 thousand for the three months ended March 31, 2002. The increase in maintenance revenue primarily results from $9.6 million in new software licenses sold for the twelve-month period ended March 31, 2003. Maintenance revenue represented 20.5% of total revenue for the three months ended March 31, 2003 compared to 22.5% in the three months ended March 31, 2002.

Services. Service revenue for the three months ended March 31, 2003 increased 45.1% to $2.1 million from $1.4 million for the three months ended March 31, 2002. Service revenue represented 45.5% of total revenues for the three months ended March 31, 2003 compared to 38.4% for the three months ended March 31, 2002. The increase is primarily a result of increased demand for our services due to higher software sales from the same period in the prior year.

Other. Other revenue for the three months ended March 31, 2003 decreased 16.0% to $522 thousand from $621 thousand in the three months ended March 31, 2002. Other revenue results from sales of value added hardware and third-party software solutions. The decrease in other revenue is attributed to a decline in sales of third-party products from the same period in the prior year. Other revenue represented 11.5% of total revenues for the three months ended March 31, 2003 compared to 16.9% for the three months ended March 31, 2002.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses decreased 92.2% to $15 thousand or 0.3% of total revenue for the three months ended March 31, 2003 from $191 thousand, or 5.2% of total revenue for the three months ended March 31, 2002. The decrease in cost of software license for the three month period ended March 31, 2003 is a result of a greater percentage of software sales occurring through our direct sales force versus distribution through our reseller channel which has a higher cost of sale.

Cost of Maintenance. Cost of maintenance increased 23.4% to $369 thousand, or 8.2% of total revenue, for the three months ended March 31, 2003 from $299 thousand, or 8.1% of total revenue, for the three months ended March 31, 2002. The increase primarily results from the maintenance services we provide the reseller channel and the additional personnel employed in the customer support function to support our growing installed base.

Cost of Services. Cost of services increased 60.4% to $1.4 million for the three months ended March 31, 2003 from $864 thousand for the three months ended March 31, 2002. The increase is attributed to the hiring of 7 new services personnel since the first quarter of 2002.

Cost of Other Revenue. Cost of other revenue decreased 20.0% to $257 thousand or 5.7% of total revenues for the three months ended March 31, 2003 from $321 thousand or 8.7% of total revenues for the three months ended March 31, 2002. The decrease results from a reduction in sales of 3rd party products.


Operating Expenses

Operating expenses increased 5.7% to $4.5 million, or 99.4% of total revenues, for the three months ended March 31, 2003 from $4.2 million, or 115.2% of total revenues, for the three months ended March 31, 2002. This increase is primarily attributed to increased investments in product development and general and administrative expenses.

Product Development. Product development expense for the three months ended March 31, 2003 increased 15.7% to $1.3 million from $1.2 million for the three months ended March 31, 2002. Product development expense as a percentage of total revenues was 29.6% for the three months ended March 31, 2003 compared to 31.3% for the three months ended March 31, 2002. The increase in product development expense primarily results from the addition of new employees hired to enhance and expand our portfolio of software solutions. In order to continue to extend the breadth of our product suite, we need to continue to add new employees to develop new value-added products.

Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2003 decreased 3.6% to $1.6 million from $1.7 million for the three months ended March 31, 2002. Sales and marketing expense as a percentage of total revenues was 36.0% for the three months ended March 31, 2003 compared to 45.8% for the three months ended March 31, 2002.

General and Administrative. General and administrative expense for the three months ended March 31, 2003 increased 8.8% to $1.5 million from $1.4 million for the three months ended March 31, 2002. General and administrative expense, as a percentage of total revenues, was 33.8% for the three months ended March 31, 2003 compared to 38.1% for the three months ended March 31, 2002. The increase in general and administrative expense results from the addition of new administrative employees necessary to support the overall expansion of our operations.


Liquidity and Capital Resources

We continue to finance our operations primarily through private sales of equity securities. We had working capital of $6.4 million at March 31, 2003 compared with $8.6 million at December 31, 2002. Cash and cash equivalents at March 31, 2003 were $5.2 million, an increase of $70 thousand from the $5.1 million reported at December 31, 2002. Our working capital decreased for the three months ended March 31,2003, primarily as a result of a $2.4 million increase in deferred revenue and is partially offset by cash received from accounts receivable and collections of maintenance.

Operating activities used cash of $156 thousand and $1.2 million for the three months ended March 31, 2003 and 2002, respectively. Cash used from operating activities for the three months ended March 31, 2003 results primarily from a net loss of $2.0 million, a decrease in accrued expenses of $839 thousand, offset in part by an increase in deferred revenue of $2.4 million and a decrease in accounts receivable of $244 thousand. We had net receivables of $8.0 million at March 31, 2003 compared to $8.4 million at December 31, 2002.

Investing activities used cash of $249 thousand for the three months ended March 31, 2003 and $227 thousand for the three months ended March 31, 2002. Cash used by investing activities for the three months ended March 31, 2003 primarily resulted from the purchase of capital equipment used for the development of new software products. For the remainder of 2003, we expect capital spending on property and equipment to remain at current levels and these expenditures will be funded through existing working capital and our line of credit.

Financing activities provided cash of $475 thousand and $4.4 million for the three months ended March 31, 2003 and 2002, respectively. The activity for the period ending March 31, 2003 primarily includes proceeds from the line of credit. The activity for the period ending March 31, 2002 primarily includes proceeds from the sale of Series B Convertible Preferred Stock. The total Series B Convertible Preferred Stock offering resulted in the addition of $13.3 million in new capital. Of this amount, we received $4.5 million in installments in January and February of 2002.

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

Recent Accounting Developments

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS No. 146 effective January 1, 2003 and such adoption did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN No. 45 during the fourth quarter of fiscal 2002 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We adopted the provisions of SFAS No. 148 effective January 1, 2003 and have included the additional required disclosures. Such adoption did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We adopted the provisions of FIN No. 46 effective February 1, 2003 and such adoption did not have a material impact on our consolidated financial statements since we currently have no variable interest entities.


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

     o general economic conditions, which may affect our customers' capital investment levels.


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


Changes in Market Size and Dynamics Could Have a Material Adverse Effect on Our Ability to Generate Sales and Our Future Prospects for Growth.
--------------------------------------------------------------------------------


The continuing weakness of the U.S. economy may have a long-lasting, detrimental effect to the market for our products as retailers scale back on their expenditures or are forced to go out of business. In addition, reductions or allocations of retail Information Technology budgets, due to current economic conditions could affect retailers' demand for our products. A significant reduction in the number of customers or purchases made by customers as a result of these conditions could have a material adverse effect on our sales and prospects for growth.


Decreases in Demand From Grocery Retailers Will Hurt Our Ability to Generate Revenues
--------------------------------------------------------------------------------

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

The Industries Rapid Pace of Change Could Render our Technology Unmarketable and Result in a Decrease in Revenue
--------------------------------------------------------------------------------

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


A Loss of Important Customers May Result in a Loss of Revenues
--------------------------------------------------------------

For the three months ended March 31, 2003, Winn Dixie and Associated Wholesale Grocers accounted for 19% and 19%, respectively, of our total revenues. For the three months ended March 31, 2002, Fleming Companies, Inc. and Harris Teeter accounted for 19% and 11%, respectively, of our total revenues. No other single customer accounted for more than 10% of the three months ended March 31, 2003 or 2002 total revenues. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.

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

If We Lose Key Personnel or are Unable to Attract and Retain Additional Personnel, Our Ability to Grow Our Business Could be Harmed.
-----------------------------------------------------------------------

Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of Lance Jacobs, Chief Executive Officer; Stephen DeSantis, Chief Financial Officer, David Berg, our Chief Technology Officer and John Burwick, our Chief Development Officer. We currently only maintain key-man term life insurance on the life of Mr. Jacobs. All of our key personnel have employment contracts with us. The contracts are generally described in Item 6, Executive Compensation, in our Form 10-SB filed with the Security and Exchange Commission
(SEC) on April 30, 2002, as amended by Amendment No.1 to 10-SB filed with the SEC on December 19, 2002 (see "Form 10-SB"). The loss of the services of these executive officers or other significant employees could negatively impact our business.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and expensive. There can be no assurance that the steps taken by us to protect our proprietary technology will be adequate to prevent misappropriation of our technology or to provide an adequate remedy in the event of a breach by others. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. We intend to vigorously protect intellectual property rights through litigation and other means. However, such litigation can be costly to prosecute and we cannot be certain that we will be able to enforce our rights or prevent other parties from developing similar technology, duplicating our products or designing around our intellectual property.

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

Infringement Claims May Result in Costly Litigation and We May Lose Customers
-----------------------------------------------------------------------------

We do not have any knowledge that our products infringe on the proprietary rights of any other parties. However, there can be no assurance that other parties will not assert infringement claims against us in the future with respect to current or future products. Assertion of an infringement claim may result in costly litigation or may require us to obtain license or royalty agreements to use another party's intellectual property. There can be no assurance that any such license or royalty agreement would be available on reasonable terms, if available at all. The failure to resolve an infringement claim could harm our ability to market and license our software products and thus negatively affect the relationship with our existing customers and business prospects. As the number of our software products in our segment of the software industry increases and the functionality of these products increasingly overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time-consuming and expensive to defend.

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

We Are Controlled by Institutional Investors Who May Not Act in the Best Interests of Our Other Shareholders
------------------------------------------------------------------------

Institutional investors hold 99.8% of our outstanding Series A Preferred Stock and in excess of 95.8% of our outstanding Series B Preferred Stock. The preferred stock votes on an as converted to common stock basis and the preferred stock and common stock vote together as a single class. Currently, the outstanding preferred stock held by institutional investors represents approximately 73% of our outstanding capital stock on an as-converted basis. As a result, the institutional investors, as a group, hold controlling interests in us and will be able to make decisions in their own interest, which may not be in the best interests of other stockholders. This would include decisions to sell some or all of our assets, merge with another entity, commence an initial public offering or dissolve. Our institutional investors have certain liquidation, anti-dilutive and preemptive rights, which are senior to the rights of holders of Common Stock, as more particularly described in Item 8, "Description of Securities" of our Form 10-SB.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the rules promulgated there under.

Changes in Internal Controls
There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls (including any corrective actions with regard to significant deficiencies and material weaknesses), subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II -- OTHER INFORMATION

Item 6(a). Exhibits.


Exhibit No.    Name and/or Identification of Exhibit
-----------    -------------------------------------

3.1* Fourth Amended and Restated Certificate of Incorporation of TCI Solutions, Inc.

3.2*           Bylaws of TCI Solutions, Inc. and Amendments thereto

4.1* Amended and Restated Stockholders Agreement dated December 21, 2001 among TCI Solutions, Inc. and the Stockholders listed on
               Schedule I thereto

4.2* First Amendment to Amended and Restated Stockholders Agreement dated April 10, 2002 among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto

4.3* Second Amendment to Amended and Restated Stockholders Agreement dated April 10, 2002, among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto.

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

10.11* 1993 Non-Employee Directors' Stock Option Plan of TCI Management, Inc. (now TCI Solutions, Inc.)

10.12** Agreement and Release dated June 24, 2002 with David Auerbach, as amended by Amendment dated September 26, 2002.

99.1***        Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

99.2***        Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to the registrant's Form 10-SB, filed with the Commission on April 30, 2002.

**Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB filed on November 14, 2002.

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




                                                    TCI SOLUTIONS, INC.


Dated: May 14, 2003                           By: /s/ Lance C. Jacobs
                                                  ------------------------------
                                                  Lance C. Jacobs
                                                  Chief Executive Officer

Dated: May 14, 2003                           By: /s/ Stephen P. DeSantis
                                                  ------------------------------
                                                  Stephen P. DeSantis
                                                  Chief Financial Officer

                                 CERTIFICATIONS



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

Date: May 14, 2003


/s/ Lance C. Jacobs
------------------------
Lance C. Jacobs
Chief Executive Officer



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

Date: May 14, 2003


/s/ Stephen P. DeSantis
---------------------------
Stephen P. DeSantis
Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.    Name and/or Identification of Exhibit
-----------    -------------------------------------

3.1* Fourth Amended and Restated Certificate of Incorporation of TCI Solutions, Inc.

3.2*           Bylaws of TCI Solutions, Inc. and Amendments thereto

4.1* Amended and Restated Stockholders Agreement dated December 21, 2001 among TCI Solutions, Inc. and the Stockholders listed on
               Schedule I thereto

4.2* First Amendment to Amended and Restated Stockholders Agreement dated April 10, 2002 among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto

4.3* Second Amendment to Amended and Restated Stockholders Agreement dated April 10, 2002, among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto.

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

10.11* 1993 Non-Employee Directors' Stock Option Plan of TCI Management, Inc. (now TCI Solutions, Inc.)

10.12** Agreement and Release dated June 24, 2002 with David Auerbach, as amended by Amendment dated September 26, 2002.

99.1***        Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

99.2***        Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to the registrant's Form 10-SB, filed with the Commission on April 30, 2002.

**Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB filed on November 14, 2002.

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