Form 10QSB
period 2003-06-30
TCI SOLUTIONS INC
filed 2003-08-14
CIK 1167257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                Yes |X|   No |_|

        The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,819,263 as of August 8, 2003.

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

                               TCI Solutions, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    June 30,                     December 31,
                                      2003                           2002
                          -----------------------------  -----------------------------
ASSETS
Current assets:
   Cash and cash
     equivalents                       $      5,981,083               $      5,122,913
   Accounts receivable,
     net of allowances
     of $363,492 at
     6/30/03 and
     $399,835 at 12/31/02                     6,615,762                      8,382,414
   Prepaid expenses and
     other current assets                       627,211                        644,486
                          -----------------------------  -----------------------------
     Total current assets                    13,224,056                     14,149,813
Property and equipment,
  net                                         1,823,224                      1,572,539
Goodwill                                        529,031                        529,031
Other assets                                     21,177                         18,025
                          -----------------------------  -----------------------------
Total assets                           $     15,597,488               $     16,269,408
                          =============================  =============================
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                    $        912,747               $      1,261,394
   Accrued expenses                           1,594,636                      2,324,824
   Line of credit                             1,772,338                      1,314,129
   Current portion of
     long-term debt                               6,643                          6,643
   Deferred revenue                           2,488,639                        634,700
                          -----------------------------  -----------------------------
     Total current
      liabilities                             6,775,003                      5,541,690
                          -----------------------------  -----------------------------
   Long-term debt, net
     of current portion                          25,858                         29,064
                          -----------------------------  -----------------------------
Commitments and
  contingencies

Stockholders' equity:
   Convertible preferred
     stock                                   17,850,739                     17,850,739
   Common stock                              37,479,292                     37,479,292
   Warrants to purchase
     common stock                               178,129                        178,129
   Accumulated deficit                     (46,711,533)                   (44,809,506)
                          -----------------------------  -----------------------------
     Net stockholders'
      equity                                  8,796,627                     10,698,654
                          -----------------------------  -----------------------------
Total liabilities and
  stockholders' equity                 $     15,597,488               $     16,269,408
                          =============================  =============================

     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

                               TCI Solutions, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three Months Ended             Six Months Ended
                                     June 30,                      June 30,
                                2003          2002            2003          2002
                           ----------------------------  -----------------------------
Revenues:
        Software Licenses     $2,833,035     $2,914,128      $3,847,025     $3,732,010
              Maintenance      1,068,289        818,129       1,993,689      1,648,197
                 Services      2,196,145      1,793,111       4,247,709      3,206,992
                    Other      1,077,510        530,662       1,599,174      1,151,427
                           ----------------------------  -----------------------------
           Total revenues      7,174,979      6,056,030      11,687,597      9,738,626
        Cost of revenues:
        Software Licenses         59,044         62,170          73,872        253,603
              Maintenance        300,392        320,576         669,728        619,852
                 Services      1,517,399      1,046,234       2,903,645      1,910,438
                    Other        784,051        306,769       1,041,055        627,524
                           ----------------------------  -----------------------------
            Total cost of
                 revenues      2,660,886      1,735,749       4,688,300      3,411,417

             Gross profit      4,514,093      4,320,281       6,999,297      6,327,209

      Operating expenses:
      Product Development      1,242,829      1,238,571       2,577,189      2,392,119
      Sales and marketing      1,597,947      2,136,935       3,224,611      3,824,283
              General and
           administrative      1,548,418      1,567,796       3,073,903      2,969,920
                           ----------------------------  -----------------------------
          Total operating
                 expenses      4,389,194      4,943,302       8,875,703      9,186,322
                           ----------------------------  -----------------------------
       Income (loss) from
               operations        124,899      (623,021)     (1,876,406)    (2,859,113)
  Other income (expense),
                      net       (17,613)         26,652        (25,621)         36,700
                           ----------------------------  -----------------------------
     Income (loss) before
             income taxes        107,286      (596,369)     (1,902,027)    (2,822,413)
     Provision for income
                    taxes             --             --              --             --
                           ----------------------------  -----------------------------
        Net income (loss)       $107,286     $(596,369)    $(1,902,027)   $(2,822,413)
                           ============================  =============================
    Net income (loss) per
        share - basic and
                  diluted           $.01        ($0.05)         ($0.15)        ($0.22)
  Weighted average common
     shares outstanding -
                    Basic     12,819,263     12,721,963      12,819,263     12,721,963
                  Diluted     12,874,343     12,721,963      12,819,263     12,721,963

     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

                               TCI Solutions, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Six Months Ended
                                                    June 30,
                          ------------------------------------------------------------
                                      2003                           2002
                          -----------------------------  -----------------------------
Operating activities
                 Net loss              $    (1,902,027)               $    (2,822,413)
 Adjustments to reconcile
     net loss to net cash
        provided by (used
             in)operating
              activities:
         Depreciation and
             amortization                       287,763                        174,484
   Provision for doubtful
                 accounts                       330,000                        298,000
     Changes in operating
               assets and
             liabilities:
      Accounts receivable                     1,436,652                    (1,571,541)
     Prepaid expenses and
            other current
                   assets                        17,275                      (223,502)
             Other assets                       (3,152)                         36,178
         Accounts payable                     (348,647)                      (118,584)
         Accrued expenses                     (730,188)                        958,014
         Deferred revenue                     1,853,939                      1,533,549
                          -----------------------------  -----------------------------
     Net cash provided by
      (used in) operating
               activities                       941,615                    (1,735,815)
     Investing activities
    Purchases of property
            and equipment                     (538,448)                      (659,326)
     Financing activities
        Net proceeds from
              issuance of
                preferred
                    stock                             0                      4,499,563
    Proceeds from line of
                   credit                       500,000                              0
    Repayments on line of
                   credit                      (41,791)                              0
    Principal payments on
           long-term debt                       (3,206)                       (29,414)
                          -----------------------------  -----------------------------
     Net cash provided by
     financing activities                       455,003                      4,470,149
                          -----------------------------  -----------------------------
 Net increase in cash and
         cash equivalents                       858,170                      2,075,008
 Cash and cash equivalents
   at  beginning of period                    5,122,913                      5,904,839
                          -----------------------------  -----------------------------
Cash and cash
  equivalents at end of
  period                               $      5,981,083               $      7,979,847
                          =============================  =============================

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

--------------------------------------------------------------------------------

                               TCI Solutions, Inc.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2003 and 2002

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

The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Reclassifications--Certain amounts previously reported have been reclassified to conform with the presentation for the six months ended June 30, 2003.

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

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income
(loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Our common equivalent shares, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, were 55,080 for the three months ended June 30, 2003. Common equivalent shares of 55,380 for the three months ended June 30, 2002 and 55,080 and 55,380 for the six months ended June 30, 2003 and 2002, respectively, have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including expected life, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option-pricing model (minimum value method) with the following weighted-average assumptions: expected life of six years; stock volatility, 0%; risk-free interest rates, 4.0% for the three and six months ended June 30, 2003 and 2002, respectively; and no dividends during the expected term. Our calculations are based on an option valuation approach, and forfeitures are recognized as they occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Had compensation costs been determined based on the fair value of the options and warrants at the grant dates consistent with the minimum value method of SFAS No. 123, our net income (loss) would have been the following in the three and six months ended June 30, 2003 and 2002:

                                                                       2003           2002
Three months-ended June 30,
Net income (loss):
  As reported                                                      $   107,286    $   (596,369)
  Add:  Total stock-based employee compensation expense
        determined under fair value based method for
        all awards                                                 $    (1,462)   $    (36,462)
                                                                   ------------   -------------
  Pro forma                                                        $   105,824    $   (632,831)
                                                                   ============   =============

Net income (loss) per share--basic and diluted:
  As reported                                                          $0.01          ($0.05)
  Pro forma                                                            $0.01          ($0.05)



                                                                       2003           2002
Six months-ended June 30,

Net loss:
  As reported                                                      $(1,902,027)    $(2,822,413)
  Add:  Total stock-based employee compensation expense
        determined under fair value based method for
        all awards                                                 $    (3,315)    $   (72,924)
                                                                   ------------    ------------
  Pro forma                                                        $(1,905,342)    $(2,895,337)
                                                                   ============    ============

Net loss per share--basic and diluted:
  As reported                                                     ($0.15)         ($0.22)
  Pro forma                                                       ($0.15)         ($0.23)

New Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No.150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On June 15, 2003, we adopted SFAS No. 150 which had no material impact on our financial condition and results of operations.



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

Operating segment data for the three and six months ended June 30, 2003 and 2002 is as follows:

                                             Software
                                             Licenses     Maintenance      Services        Other           Total

Three months-ended June 30, 2003
  Revenues                                 $ 2,833,035    $ 1,068,289     $ 2,196,145    $ 1,077,510     $ 7,174,979
  Cost of revenues                              59,044        300,392       1,517,399        784,051     $ 2,660,886
                                           -----------    -----------     -----------    -----------     -----------

    Gross profit                           $ 2,773,991    $   767,897     $   678,746    $   293,459     $ 4,514,093
                                           ===========    ===========     ===========    ===========     ===========


Three months-ended June 30, 2002
  Revenues                                 $ 2,914,128    $   818,129     $ 1,793,111    $   530,662     $ 6,056,030
  Cost of revenues                              62,170        320,576       1,046,234        306,769       1,735,749
                                           -----------    -----------     -----------    -----------     -----------

    Gross profit                           $ 2,851,958    $   497,553     $   746,877    $   223,893     $ 4,320,281
                                           ===========    ===========     ===========    ===========     ===========


Six months-ended June 30, 2003
  Revenues                                 $ 3,847,025    $ 1,993,689     $ 4,247,709    $ 1,599,174     $11,687,597
  Cost of revenues                              73,872        669,728       2,903,645      1,041,055       4,688,300
                                           -----------    -----------     -----------    -----------     -----------

    Gross profit                           $ 3,773,153    $ 1,323,961     $ 1,344,064    $   558,119     $ 6,999,297
                                           ===========    ===========     ===========    ===========     ===========


Six months-ended June 30, 2002
  Revenues                                 $ 3,732,010    $ 1,648,197     $ 3,206,992    $ 1,151,427     $ 9,738,626
  Cost of revenues                             253,603        619,852       1,910,438        627,524       3,411,417
                                           -----------    -----------     -----------    -----------     -----------

    Gross profit                           $ 3,478,407    $ 1,028,345     $ 1,296,554    $   523,903     $ 6,327,209
                                           ===========    ===========     ===========    ===========     ===========

We provide credit in the normal course of business to all credit worthy customers. One customer accounted for 12.0% and 27.9%, respectively, of revenues for the three months ended June 30, 2003 and 2002. Two customers accounted for 16% and 14% of revenues for the six months ended June 30, 2003 and one customer accounted for 17.9% of revenues for the six months ended June 30, 2002. Approximately 48% of accounts receivable was due from two customers as of June 30, 2003. All of our customers are in the retail industry.



3.  Credit Facility

On August 6, 2002, we entered into a $4,000,000 credit facility with a financial institution comprised of a $1,000,000 equipment line of credit and a $3,000,000 revolving line of credit. Each advance under the equipment line of credit is payable in 36 equal monthly installments, plus interest at 1.0% above the prime rate (4.2% at June 30, 2003). The equipment line of credit expires in March 2006. The revolving line of credit expires in August 2004 and bears interest at 0.5% above the prime rate.

Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined. As of June 30, 2003, available borrowings under the revolving line of credit were approximately $1,395,000. We have outstanding borrowings against our credit facility of $1,772,338 as of June 30, 2003, consisting of $167,163 under the equipment line of credit and $1,605,175 under the revolving line of credit.

Borrowings under the credit facility are secured by substantially all of our assets and we are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of June 30, 2003, we were in compliance with all covenants included in the terms of the credit facility.

4.  Commitments and Contingencies

We lease certain facilities and equipment under agreements that expire at various times through October 2007, which are accounted for as operating leases.

Future minimum lease payments under operating leases consist of the following:


    Year ending December 31:
    2003 (July 1 through December 31)  $435,324
    2004                                814,060
    2005                                825,916
    2006                                695,243
    2007                                145,690
                                      ----------
    Future minimum lease payments     $2,916,233
                                      ==========

Guarantees and Indemnifications - During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated, and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations and thus no liabilities have been recorded for these obligations on our balance sheet at June 30, 2003.

Litigation - In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our consolidated operations, cash flows and financial position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

        This Quarterly Report on Form 10-QSB contains forward-looking statements reflecting management's current forecast of our future. It is based on current information that we have assessed but which, by its nature, is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, number of personnel, strategic relationships with third parties, acquisitions and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "intend," "believe," "should," "would," "could," "anticipate," or other words that convey the uncertainty of future events or outcomes. In particular, we provide our outlook for revenues, gross profits, operating expenses, and bad debt provision, in each case for either second quarter 2003 or year 2003. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business.

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

We have identified the following policies as critical to the understanding of our financial statements and results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout our Results of Operations and Financial Condition where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements, which are included in our Form 10-KSB for the year ended December 31, 2002. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Retail Information Systems News recognizes us as an industry leader, known for producing high return on investment software that leads the competition in meeting the overall expectations of our customers as reported in the December 2001 and December 2002 RIS News Survey "Retail Software Leader Board".

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

New Products and Expanded Markets. We invested $2.6 million for the six months ended June 30, 2003 and $23.0 million since 1996 toward new product development efforts. We have released enhanced versions of our core software products for the past two years and expanded the breadth of our product portfolio. Although we continue to focus on the "Tier 2" retail market, we have recently experienced increased sales activity with "Tier 1" customers with annual sales in excess of $2.5 billion, which we expect will contribute to revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting "Tier 1" customers and has resulted in a steady pattern of new customers licensing multiple products as well as enhanced add-on selling opportunities in our existing install base.

Services Outlook. Service revenue increased $403 thousand, or 22.5% and $1.0 million, or 32.5% for the three and six months ended June 30, 2003 compared to the same periods in the prior year. The increases are primarily a result of increased demand for our services and penetration into the Tier 1 customer base. Implementations for Tier 1customers are typically longer and require more services. Additionally, they require consulting services in the areas of change management and business process re-engineering and integration that result in greater services revenue.

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

Revenues consist of software license revenues maintenance, services and other revenues, which represents 39.5%, 14.9%, 30.6% and 15.0%, respectively, of total revenues for the three months ended June 30, 2003 compared to 48.1%, 13.5%, 29.6% and 8.8%, respectively for the three months ended June 30, 2002. Additionally, revenues from these sources represented 32.9%, 17.1%, 36.3%, and 13.7%, respectively, of total revenues for the six months ended June 30, 2003 compared to 38.3%, 17.0%, 32.9%, and 11.8% respectively for the six months ended June 30, 2002. Total revenues for the three months ended June 30, 2003 were $7.2 million, an increase of $1.1 million, or 18.5%, over the $6.1 million reported for the three months ended June 30, 2002. Additionally, total revenues for the six months ended June 30, 2003 were $11.7 million, an increase of $2.0 million, or 20.0% over the $9.7 million reported for the six months ended June 30, 2002.

Product Revenues

Software Licenses. Software license revenue for the three months ended June 30, 2003 and 2002 decreased 2.8% to $2.8 million from $2.9 million. Software license revenue for the six months ended June 30, 2003 and 2002 increased 3.1% to $3.8 million from $3.7 million. Although the retail industry does not appear to have maintained its level of investment in information technology during the current economic cycle, we believe the increase in software license revenue for the six months ended June 30 2003 and 2002 is primarily attributed to the grocery market's continued acceptance of TCI as a leading software provider. Software license revenue represented 39.5% and 32.9%, of total revenues, for the three and six months ended June 30, 2003 compared to 48.1% and 38.3%, for the three and six months ended June 30, 2002.

Maintenance. Maintenance revenue for the three and six months ended June 30, 2003 and 2002 increased 30.6% and 21.0%, respectively, to $1.1 million and $2.0 million from $818 thousand and $1.6 million, respectively. The increase in maintenance revenue primarily results from $12.4 million in new software licenses sold for the fifteen-month period ended June 30, 2003, resulting in an increase in the number of customers under maintenance contracts. Maintenance revenue represented 14.9% and 17.1%, of total revenues, for the three and six months ended June 30, 2003 compared to 13.5% and 17.0%, for the three and six months ended June 30, 2002.

Services. Services revenue for the three and six months ended June 30, 2003 and 2002 increased 22.5% and 32.4%, respectively, to $2.2 million and $4.3 million from $1.8 million and $3.2 million. The increases are primarily a result of increased demand for our services and penetration into the Tier 1 customer base. Implementations for Tier 1customers are typically longer and require more services. Additionally, Tier 1customers require consulting services in the areas of change management and business process re-engineering and integration that result in greater services revenue. Services revenue represented 30.6% and 36.3%, of total revenues, for the three and six months ended June 30, 2003 compared to 29.6% and 32.9%, for the three and six months ended June 30, 2002.

Other. Other revenue for the three and six months ended June 30, 2003 and 2002 increased 103.1% and 39.0%, respectively, to $1.1million and $1.6 million from $531 thousand and $1.2 million. Other revenue results from sales of value added hardware and third-party software solutions. The increase in other revenue is attributed to increased sales of third party components. Other revenue represented 15.0% and

13.7%, of total revenues, for the three and six months ended June 30, 2003 compared to 8.8% and 11.8%, for the three and six months ended June 30, 2002.


Gross Profit

Gross profit dollars for the three and six months ended June 30, 2003 and 2002 increased 4.5% and 10.6%, respectively, to $4.5 million and $7.0 million from $4.3 million and $6.3 million, respectively. The increase in gross profit dollars is primarily from the increase in total revenue of $1.1 million and $2.0 million for the three and six months ended June 30, 2003 and 2002. Gross profit percent for the three and six months ended June 30, 2003 and 2002 decreased 8.4% and 5.1%, respectively, to 62.9% and 59.9%, respectively, from 71.3% and 65.0%, respectively. The decrease in gross profit percentage for the three and six months ended June 30, 2003 and 2002 is primarily due to a decrease of 10.8% and 8.8%, respectively, in services margin percentage over the same period in the prior year, which is due to an increase in sales support costs associated with sales cycles and campaigns related to Tier 1 customers. Additionally, for the three and six months ended June 30, 2003 and 2003, other revenue margin percentage decreased by 15.0% and 10.6%, respectively, over the same period in prior year, which is due to lower margins earned on 3rd party software and hardware sales.


Software License Margins. Services license margins for the three months ended June 30, 2003 and 2002 decreased 2.7% to $2.8 million from $2.9 million. Software license margins for the six months ended June 30, 2003 and 2002 increased 8.5% to $3.8 million from $3.5 million. The increase in software license margins for the six months ended June 30, 2003 is primarily due to increased software sales through our direct sales channel. Software license margins as a percentage of software license revenue were 97.9% and 98.1% for the three and six months ended June 30, 2003, compared to 97.9% and 93.2% for the three and six months ended June 30, 2002.


Maintenance Margins. Maintenance revenue margins for the three and six months ended June 30, 2003 and 2002 increased 54.3% and 28.8%, respectively to $768 thousand and $1.3 million from $498 thousand and $1.0 million, respectively. The increase in maintenance revenue margins for the three and six months ended June 30, 2003 and 2002 is primarily due to the increases in maintenance revenue of 30.6% and 21.0% respectively. Maintenance revenue margins as a percentage of maintenance revenue were 71.9% and 66.4% for the three and six months ended June 30, 2003, compared to 60.8% and 62.4% for the three and six months ended June 30, 2002. The increase in maintenance revenue margins as a percentage of maintenance revenue for the three and six months ended June 30, 2003 is primarily due to an increase in maintenance revenue of 30.6%, or $250 thousand and 21.0%, or $345 thousand over the same period in the prior year. Additionally, salary and travel related expenses remained relatively flat for the three and six months ended June 30, 2003 and 2002.


Services Margins. Services revenue margins for the three months ended June 30, 2003 and 2002 decreased 9.1% to $679 thousand from $747 thousand. Services revenue margins for the six months ended June 30, 2003 and 2002 increased 3.7% to $1.3 million from $1.3 million. The decrease in services revenue margins for the three months ended June 30, 2003 is primarily due to increased sales support costs associated with sales cycles and campaigns related to Tier 1 customers. Services revenue margins as a percentage of services revenue were 30.9% and 31.6% for the three and six months ended June 30, 2003, compared to 41.7% and 40.4% for the three and six months ended June 30, 2002. The decrease in services revenue margins as percentage of services revenue for the three and six months ended June 30, 2003 is primarily due to an increase in salary and travel related expenses over the same period in the prior year, which is directly attributed to an increase in headcount of 100%.


Other Margins. Other revenue margins for the three and six months ended June 30, 2003 and 2002 increased 31.1% and 6.5%, respectively, to $293 thousand and $558 thousand from $224 thousand and $524 thousand, respectively. The increase in other revenue margin is a result of the 103.1% and 39% increase in other revenue for the three months and six months ended June 30, 2003 and 2002 compared to the same periods in the prior year. Other revenue margins as a percentage of other revenue were 27.2% and

34.9% for the three and six months ended June 30, 2003, compared to 42.2% and 45.5% for the three and six months ended June 30, 2002. The decrease in other revenue margins as a percentage of other revenue for the three and six months ended June 30, 2003 is primarily due to lower margins earned on 3rd party software and hardware sales over the same period in the prior year.


Operating Expenses

Operating expenses for the three and six months ended June 30, 2003 and 2002 decreased 11.2% and 3.4%, respectively, to $4.4 million and $8.9 million from $4.9 million and $9.2 million, respectively. The decrease is primarily attributed to a 5% reduction in workforce implemented on April 1, 2003. Operating expenses represented 61.2% and 75.9%, of total revenues, for the three and six months ended June 30, 2003 compared to 81.6% and 94.3%, for the three and six months ended June 30, 2002.

Product Development. Product development expenses for the three and six months ended June 30, 2003 and 2002 increased 0.3% and 7.7%, respectively, to $1.2 million and $2.6 million from $1.2 million and $2.4 million, respectively. The increase in product development expense primarily results from the addition of new employees hired to enhance and expand our portfolio of software products. In order to continue to extend the breadth of our product suite, we need to continue to add new employees to develop new value-added products. Product development expenses represented 17.3% and 22.0%, of total revenues, for the three and six months ended June 30, 2003 compared to 20.4% and 24.5%, for the three and six months ended June 30, 2002.

Sales and Marketing. Sales and marketing expenses for the three and six months ended June 30, 2003 and 2002 decreased 25.2% and 15.7%, respectively, to $1.6 million and $3.2 million from $2.1 million and $3.8 million, respectively. The decrease in sales and marketing expenses during the three and six months ended June 30, 2003 is primarily due to a decrease in salary and travel related expenses, which is directly attributed to our focus on cost control. The decrease in salary and travel related expenses is partially offset by an increase in marketing related expenses for the three and six months ended June 30, 2003, which is due to a shift from an ad hoc marketing effort to a more cohesive campaign driven marketing effort. Sales and marketing expenses represented 22.3% and 27.6%, of total revenues, for the three and six months ended June 30, 2003 compared to 35.3% and 39.3%, for the three and six months ended June 30, 2002.

General and Administrative. General and administrative expenses for the three months ended June 30, 2003 and 2002 decreased 1.2% to $1.5 million from $1.6 million. General and administrative expenses for the six months ended June 30, 2003 and 2002 increased 3.5% to $3.1 million from $3.0 million. General and administrative expenses represented 21.6% and 26.3%, of total revenues, for the three and six months ended June 30, 2003 compared to 25.9% and 30.5%, for the three and six months ended June 30, 2002.


Liquidity and Capital Resources

We continue to finance our operations primarily through private sales of equity securities. We had working capital of $6.4 million at June 30, 2003 compared with $8.6 million at December 31, 2002. Cash and cash equivalents at June 30, 2003 were $5.9 million, an increase of $858 thousand from the $5.1 million reported at December 31, 2002. Cash balances increased in the six months ended June 30, 2003 primarily as a result of the cash received from accounts receivable and payments due for annual support and maintenance contracts.

Operating activities provided cash of $942 thousand and used cash of $1.7 million, respectively, in the six months ended June 30, 2003 and 2002. Cash provided by operating activities in the six months ended June 30, 2003 results primarily from a $1.4 million decrease in accounts receivable and an increase in deferred revenue of $1.8 million, offset by a net loss for the period of $1.9 million and a decrease in accrued expenses of $730 thousand. We had net receivables of $6.6 million at June 30, 2003 compared to $8.4 million at December 31, 2002.

Investing activities utilized cash of $538 thousand in the six months ended June 30, 2003 and utilized cash of $659 thousand in the six months ended June 30, 2002. Cash utilized by investing activities in the six months ended June 30, 2003 results primarily from the purchase of capital expenditures. We expect capital expenditures to be approximately $335 thousand for the remainder of 2003, and such will be paid through existing cash and cash equivalents.

Financing activities provided cash of $455 thousand and $4.5 million during the six months ended June 30, 2003 and 2002, respectively. The activity for the period ending June 30, 2003, primarily includes proceeds from the line of credit. The activity for the period ending June 30, 2002 primarily includes proceeds from the sale of Series B Convertible Preferred Stock.

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

New Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No.150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On June 15, 2003, we adopted SFAS No. 150 which had no material impact on our financial condition and results of operations.

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





Decreases in Demand From Grocery Retailers Will Hurt Our Ability to Generate Revenues


Historically, we have derived nearly 100% of our revenues from the licensing of software products and the performance of related services to the grocery retail industry. Our future growth is critically dependent on increased sales to grocery and other retail sectors within the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the license of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns such as that currently being experienced in the retail industry. Such downturns may cause customers to exit the industry or delay, cancel or reduce any planned expenditure for information management systems and software products.


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


A Loss of Important Customers May Result in a Loss of Revenues

For the three months ended June 30, 2003, NCR Government Systems accounted for 12.0% of our total revenue. Additionally, for the six months ended June 30, 2003, Winn Dixie accounted for 16.0% and NCR Government systems accounted for 14.0% of our total revenue. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.

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


If We Lose Key Personnel or are Unable to Attract and Retain Additional Personnel, Our Ability to Grow Our Business Could be Harmed.


Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of Lance Jacobs, Chief Executive Officer: Stephen DeSantis, Chief Financial Officer, David Berg, our Chief Technology Officer and John Burwick, our Chief Development Officer. We currently only maintain key-man term life insurance on the life of Mr. Jacobs. All of our key personnel have employment contracts with us. The contracts are generally described in Item 6, Executive Compensation, in our Form 10-SB filed with the Security and Exchange Commission
(SEC) on April 30, 2002, as amended by Amendment No.1 to 10-SB filed with the SEC on December 19, 2002 (see "Form 10-SB"). The loss of the services of these executive officers or other significant employees could negatively impact our business.


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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the rules promulgated there under.

Changes in Internal Controls

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls (including any corrective actions with regard to significant deficiencies and material weaknesses), subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II-- OTHER INFORMATION

Exhibit No.       Name and/or Identification of Exhibit

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

10.9*             2001 Non-Employee Directors' Stock Option Plan of TCI
                  Solutions, Inc.

10.10* 1993 Equity Incentive Plan of TCI Management, Inc. (now TCI Solutions, Inc.)

10.11* 1993 Non-Employee Directors' Stock Option Plan of TCI Management, Inc. (now TCI Solutions, Inc.)

10.12** Agreement and Release dated June 24, 2002 with David Auerbach, as amended by Amendment dated September 26, 2002.

31.1              Section 302 Certification of Chief Executive Officer

31.2              Section 302 Certification of Chief Financial Officer

32.1***           Section 906 Certification of Chief Executive Officer.

32.2***           Section 906 Certification of Chief Financial Officer

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




                                                   TCI SOLUTIONS, INC.


Dated: August 14, 2003                        By:  /s/ Lance C. Jacobs
                                                   -----------------------------
                                                   Lance C. Jacobs
                                                   Chief Executive Officer

Dated: August 14, 2003                        By:  /s/ Stephen P. DeSantis
                                                   -----------------------------
                                                   Stephen P. DeSantis
                                                   Chief Financial Officer