Form 10QSB
period 2003-09-30
TCI SOLUTIONS INC
filed 2003-11-14
CIK 1167257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _______ to _______

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


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |X|    No |_|

      The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 12,819,263 as of November 10, 2003.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                               TCI Solutions, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                      September 30,                 December 31,
                                          2003                         2002
                               ---------------------------  ---------------------------

ASSETS
Current assets:
  Cash and cash equivalents               $      4,888,085              $     5,122,913
  Accounts receivable, net of
    allowances of $402,745
    at 9/30/03 and $399,835
    at 12/31/02                                  5,367,187                    8,382,414
  Prepaid expenses and other
    current assets                                 553,818                      644,486
                               ---------------------------  ---------------------------
    Total current assets                        10,809,090                   14,149,813
Property and equipment, net                      1,861,744                    1,572,539
Goodwill                                           529,031                      529,031
Other assets                                        19,765                       18,025
                               ---------------------------  ---------------------------
Total assets                              $     13,219,630              $    16,269,408
                               ===========================  ===========================
LIABILITIES AND
  STOCKHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable                        $      1,034,725              $     1,261,394
  Accrued expenses                               1,092,576                    2,324,824
  Line of credit                                 1,622,822                    1,314,129
  Current portion of long-
    term debt                                        6,643                        6,643
  Deferred revenue                               1,798,403                      634,700
                               ---------------------------  ---------------------------
    Total current liabilities                    5,555,169                    5,541,690
                               ---------------------------  ---------------------------
  Long-term debt, net of
    current portion                                 24,175                       29,064
                               ---------------------------  ---------------------------
Commitments and
  contingencies


Stockholders' equity:
  Convertible preferred stock                   17,850,739                   17,850,739
  Common stock                                  37,479,292                   37,479,292
  Warrants to purchase
    common stock                                   178,129                      178,129



  Accumulated deficit                         (47,867,874)                 (44,809,506)
                               ---------------------------  ---------------------------
    Net stockholders' equity                     7,640,286                   10,698,654
                               ---------------------------  ---------------------------
Total liabilities and
  stockholders' equity                    $     13,219,630              $    16,269,408
                               ===========================  ===========================



     See accompanying notes to condensed consolidated financial statements.


                               TCI Solutions, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             Three Months Ended               Nine Months Ended
                                                September 30,                     September 30,
                                   ----------------------------------  ----------------------------------
                                            2003           2002                2003           2002
Revenues:
             Software Licenses                 $906,191    $2,808,541          $4,753,216      $6,540,551
                   Maintenance                  997,585       814,048           2,991,274       2,462,245
                      Services                2,435,172     2,088,309           6,682,881       5,295,301
                         Other                  557,453       389,710           2,156,627       1,541,137
                                   ----------------------------------  ----------------------------------
                Total revenues                4,896,401     6,100,608          16,583,998      15,839,234
             Cost of revenues:
             Software Licenses                   25,100       152,052              98,972         405,655
                   Maintenance                  243,493       279,749             913,221         899,601
                      Services                1,368,417     1,118,142           4,031,696       3,028,580
                         Other                  473,246       202,818           1,514,301         830,342
                                   ----------------------------------  ----------------------------------
        Total cost of revenues                2,110,256     1,752,761           6,558,190       5,164,178

                  Gross profit                2,786,145     4,347,847          10,025,808      10,675,056

           Operating expenses:
           Product Development                  847,330       847,320           2,984,813       2,615,293
           Sales and marketing                1,618,604     2,107,034           5,523,287       6,555,464
    General and administrative                1,430,350     2,208,996           4,504,253       5,178,916
                                   ----------------------------------  ----------------------------------
      Total operating expenses                3,896,284     5,163,350          13,012,353      14,349,673
                                   ----------------------------------  ----------------------------------
          Loss from operations              (1,110,139)     (815,503)         (2,986,545)     (3,674,617)
   Other income (expense), net                 (46,202)        12,161            (71,823)          48,861
                                   ----------------------------------  ----------------------------------
      Loss before income taxes              (1,156,341)     (803,342)         (3,058,368)     (3,625,756)
    Provision for income taxes                       --            --                  --              --
                                   ----------------------------------  ----------------------------------
                      Net loss             $(1,156,341)    $(803,342)        $(3,058,368)    $(3,625,756)


                                   ==================================  ==================================
Net loss per share - basic and
                       diluted                  ($0.09)       ($0.06)             ($0.24)         ($0.28)
       Weighted average common
    shares outstanding - basic
                   and diluted               12,819,263    12,722,058          12,819,263      12,722,031


     See accompanying notes to condensed consolidated financial statements.




                               TCI Solutions, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                      ------------------------------------------------------

                                              2003                         2002
                                      -------------------------  ---------------------------

Operating activities
                         Net loss             $     (3,058,368)            $     (3,625,756)
Adjustments to reconcile net loss
    to net cash provided by (used
        in) operating activities:
    Depreciation and amortization                       448,848                      283,554
           Provision for doubtful
                         accounts                       420,000                      797,000
      Changes in operating assets
                 and liabilities:
              Accounts receivable                     2,595,227                  (3,546,789)
       Prepaid expenses and other
                   current assets                        90,668                    (181,720)
                     Other assets                       (1,740)                       70,597
                 Accounts payable                     (226,669)                    (716,002)
                 Accrued expenses                   (1,232,248)                      905,526
                 Deferred revenue                     1,163,703                    1,562,912
                                      -------------------------  ---------------------------
   Net cash provided by (used in)
             operating activities                       199,421                  (4,450,678)
Investing activities
        Purchases of property and
                        equipment                     (738,053)                    (740,878)
Financing activities
    Net proceeds from issuance of
                  preferred stock                             0                    4,476,204
     Proceeds from sale of common
                            stock                             0                          106
     Proceeds from line of credit                       500,000                            0
     Repayments on line of credit                     (191,307)                            0
  Principal payments on long-term
                             debt                       (4,889)                     (34,534)
                                      -------------------------  ---------------------------
   Net cash provided by financing
                       activities                       303,804                    4,441,776
                                      -------------------------  ---------------------------
    Net decrease in cash and cash
                      equivalents                     (234,828)                    (749,780)


     Cash and cash equivalents at
              beginning of period                     5,122,913                    5,904,839
                                      -------------------------  ---------------------------
 Cash and cash equivalents at end
                        of period             $       4,888,085            $       5,155,059
                                      =========================  ===========================



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



                               TCI Solutions, Inc.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2003 and 2002

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

The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Reclassifications--Certain amounts previously reported have been reclassified to conform with the presentation for the three and nine months ended September 30, 2003.

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

Software license revenue is recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered reasonably assured. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. Revenues attributable to undelivered elements, including consulting services and post-contract support, are based on the average sales price of those elements when sold separately. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. We do not offer rights of return. In certain cases, we do offer extended payment terms to customers, which do not exceed one year from shipment.

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

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income
(loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares of 55,080 and 55,380 for the three and nine months ended September 30, 2003 and 2002 respectively, have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including expected life, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option-pricing model (minimum value method) with the following weighted-average assumptions: expected life of six years; stock volatility, 1%; risk-free interest rates, 4.0% for the three and nine months ended September 30, 2003 and 2002, respectively; and no dividends during the expected term. Our calculations are based on an option valuation approach, and forfeitures are recognized as they occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Had compensation costs been determined based on the fair value of the options and warrants at the grant dates consistent with the minimum value method of SFAS No. 123, our net income (loss) would have been the following in the three and nine months ended September 30, 2003 and 2002:



                                                                                    2003             2002

Three months-ended September 30,
Net loss:
  As reported                                                                   $(1,156,341)     $  (803,342)
  Add: Total stock-based employee compensation expense
       determined under fair value based method for all awards, net of tax      $    (4,269)     $   (36,462)
                                                                                -----------      -----------
  Pro forma                                                                     $(1,160,610)     $  (839,804)
                                                                                ===========      ===========

Net loss per share--basic and diluted:
  As reported                                                                     ($0.09)          ($0.06)
  Pro forma                                                                       ($0.09)          ($0.07)


                                                                                    2003             2002

Nine months-ended September 30,
Net loss:
  As reported                                                                   $(3,058,368)     $(3,625,756)
  Add: Total stock-based employee compensation expense
       determined under fair value based method for all awards, net of tax      $    (7,584)     $  (109,386)
                                                                                -----------      -----------
  Pro forma                                                                     $(3,065,952)     $(3,735,142)
                                                                                ===========      ===========

Net loss per share--basic and diluted:
  As reported                                                                     ($0.24)          ($0.28)
  Pro forma                                                                       ($0.24)          ($0.29)



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

Operating segment data for the three and nine months ended September 30, 2003 and 2002 is as follows:



                                               Software
                                               Licenses       Maintenance    Services       Other         Total

Three months-ended September 30, 2003
  Revenues                                     $   906,191   $   997,585   $ 2,435,172   $   557,453   $ 4,896,401
  Cost of revenues                                  25,100       243,493     1,368,417       473,246   $ 2,110,256
                                               -----------   -----------   -----------   -----------   -----------

    Gross profit                               $   881,091   $   754,092   $ 1,066,755   $    84,207   $ 2,786,145
                                               ===========   ===========   ===========   ===========   ===========


Three months-ended September 30, 2002
  Revenues                                     $ 2,808,541   $   814,048   $ 2,088,309   $   389,710   $ 6,100,608
  Cost of revenues                                 152,052       279,749     1,118,142       202,818     1,752,761
                                               -----------   -----------   -----------   -----------   -----------

    Gross profit                               $ 2,656,489   $   534,299   $   970,167   $   186,892   $ 4,347,847
                                               ===========   ===========   ===========   ===========   ===========


Nine months-ended September 30, 2003
  Revenues                                     $ 4,753,216   $ 2,991,274   $ 6,682,881   $ 2,156,627   $16,583,998
  Cost of revenues                                  98,972       913,221     4,031,696     1,514,301     6,558,190
                                               -----------   -----------   -----------   -----------   -----------

    Gross profit                               $ 4,654,244   $ 2,078,053   $ 2,651,185   $   642,326   $10,025,808
                                               ===========   ===========   ===========   ===========   ===========


Nine months-ended September 30, 2002
  Revenues                                     $ 6,540,551   $ 2,462,245   $ 5,295,301   $ 1,541,137   $15,839,234
  Cost of revenues                                 405,655       899,601     3,028,580       830,342     5,164,178
                                               -----------   -----------   -----------   -----------   -----------

    Gross profit                               $ 6,134,896   $ 1,562,644   $ 2,266,721   $   710,795   $10,675,056
                                               ===========   ===========   ===========   ===========   ===========


We provide credit in the normal course of business to all credit worthy customers. Three customers accounted for 54.3% and 37.1% of revenues for the three and nine months ended September 30, 2003. One customer accounted for 31.7% and 31.3% of revenues for the three and nine months ended September 30, 2002. Approximately 42% of accounts receivable was due from two customers as of September 30, 2003. All of our customers are in the retail industry.



3.  Credit Facility

On August 6, 2002, we entered into a $4,000,000 credit facility with a financial institution comprised of a $1,000,000 equipment line of credit and a $3,000,000 revolving line of credit. Each advance under the equipment line of credit is payable in 36 equal monthly installments, plus interest at 1.0% above the prime rate (4.0% at September 30, 2003). The equipment line of credit expires in March 2006. The revolving line of credit expires in August 2004 and bears interest at 0.5% above the prime rate.

Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined. As of September 30, 2003, available borrowings under the revolving line of credit were approximately $1,526,400. We have outstanding borrowings against our credit facility of $1,622,822 as of September 30, 2003, consisting of $149,251 under the equipment line of credit and $1,473,600 under the revolving line of credit.

Borrowings under the credit facility are secured by substantially all of our assets and we are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of September 30, 2003, we were in compliance with all covenants included in the terms of the credit facility.

4.  Commitments and Contingencies

We lease certain facilities and equipment under agreements that expire at various times through October 2007, which are accounted for as operating leases.

Future minimum lease payments under operating leases consist of the following:


    Year ending December 31:
    2003 (October 1 through December 31)       $217,398
    2004                                        814,060
    2005                                        825,916
    2006                                        695,243
    2007                                        145,690
                                            ------------
    Future minimum lease payments             $2,698,307
                                            ============

Guarantees and Indemnifications - During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated, and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations and thus no liabilities have been recorded for these obligations on our balance sheet at September 30, 2003.

Litigation - In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our consolidated operations, cash flows and financial position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      This Quarterly Report on Form 10-QSB contains forward-looking statements reflecting management's current forecast of our future. It is based on current information that we have assessed but which, by its nature, is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, number of personnel, strategic relationships with third parties, acquisitions and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "intend," "believe," "should," "would," "could," "anticipate," or other words that convey the uncertainty of future events or outcomes. In particular, we provide our outlook for revenues, gross profits, operating expenses, and bad debt provision, in each case for either third quarter 2003 or year 2003. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business.

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

Software license revenue is recognized when a license agreement has been signed, the software product has been delivered to the customer, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right.

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

New Products and Expanded Markets. We invested $3.0 million for the nine months ended September 30, 2003 and $23.4 million since 1996 toward new product development efforts. We have released enhanced versions of our core software products for the past two years and expanded the breadth of our product portfolio. Although we continue to focus on the "Tier 2" retail market, we have recently experienced increased sales activity with "Tier 1" customers with annual sales in excess of $2.5 billion, which we expect will contribute to revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting "Tier 1" customers and has resulted in a steady pattern of new customers licensing multiple products as well as enhanced add-on selling opportunities in our existing install base.


Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

Revenues consist of software license revenues maintenance, services and other revenues, which represents 18.5%, 20.4%, 49.7% and 11.4%, respectively, of total revenues for the three months ended September 30, 2003 compared to 46.0%, 13.4%, 34.2% and 6.4%, respectively, for the three months ended September 30, 2002. Additionally, revenues from these sources represented 28.7%, 18.0%, 40.3%, and 13.0%, respectively, of total revenues for the nine months ended September 30, 2003 compared to 41.3%, 15.6%, 33.4%, and 9.7%, respectively, for the nine months ended September 30, 2002. Total revenues for the three months ended September 30, 2003 were $4.9 million, a decrease of $1.2 million, or 19.7%, from the $6.1 million reported for the three months ended September 30, 2002. Additionally, total revenues for the nine months ended September 30, 2003 were $16.6 million, an increase of $745 thousand, or 4.7% over the $15.8 million reported for the nine months ended September 30, 2002.

Product Revenues

Software Licenses. Software license revenue for the three and nine months ended September 30, 2003 and 2002 decreased 67.7% and 27.3%, respectively, to $906 thousand and $4.8 million from $2.8 million and $6.5 million, respectively. The decrease in software license revenue is primarily due to lower than planned software license revenue production from our sales force and poor economic conditions within the retail industry. Software license revenue represented 18.5% and 28.7%, of total revenues, for the three and nine months ended September 30, 2003 compared to 46.0% and 41.3%, for the three and nine months ended September 30, 2002.

Maintenance. Maintenance revenue for the three and nine months ended September 30, 2003 and 2002 increased 22.6% and 21.5%, respectively, to $1.0 million and $3.0 million from $814 thousand and $2.5 million, respectively. The increase in maintenance revenue primarily results from $10.4 million in new software licenses sold for the fifteen-month period ended September 30, 2003, resulting in an increase in the number of customers under maintenance contracts. Maintenance revenue represented 20.4% and 18.0%, of total revenues, for the three and nine months ended September 30, 2003 compared to 13.4% and 15.6%, for the three and nine months ended September 30, 2002.

Services. Services revenue for the three and nine months ended September 30, 2003 and 2002 increased 16.6% and 26.2%, respectively, to $2.4 million and $6.7 million from $2.1 million and $5.3 million, respectively. The increases are primarily a result of increased demand for our services and penetration into the Tier 1 customer base. Implementations for Tier 1customers are typically longer and require more services. Additionally, Tier 1customers require consulting services in the areas of change management and business process re-engineering and integration that result in greater services revenue. Services revenue represented 49.7% and 40.3%, of total revenues, for the three and nine months ended September 30, 2003 compared to 34.2% and 33.4%, for the three and nine months ended September 30, 2002.

Other. Other revenue for the three and nine months ended September 30, 2003 and 2002 increased 43.0% and 40.0%, respectively, to $557 thousand and $2.2 million from $390 thousand and $1.5 million, respectively. Other revenue results from sales of value added hardware and third-party software solutions. The increase in other revenue is attributed to increased sales of third party components. Other revenue represented 11.4% and 13.0%, of total revenues, for the three and nine months ended September 30, 2003 compared to 6.4% and 9.7%, for the three and nine months ended September 30, 2002.


Gross Profit

Gross profit dollars for the three and nine months ended September 30, 2003 and 2002 decreased 35.9% and 6.1%, respectively, to $2.8 million and $10.0 million from $4.3 million and $10.7 million, respectively. The decrease in gross profit dollars is primarily from the decrease in software revenue of $1.9 million and $1.8 million for the three and nine months ended September 30, 2003 and 2002, respectively. Gross profit percent for the three and nine months ended September 30, 2003 and 2002 decreased 14.4% and 6.9%, respectively, to 56.9% and 60.5% from 71.3% and 67.4%, respectively. The decrease in gross profit percentage for the three and nine months ended September 30, 2003 and 2002 is primarily due to a decrease of 32.9% and 16.3% respectively, in other revenue margin percentage over the same period in the prior year, which is due to lower margins earned on 3rd party software and hardware sales.


Software License Margins. Software license margins for the three and nine months ended September 30, 2003 and 2002 decreased 66.8% and 24.1%, respectively, to $881 thousand and $4.7 million from $2.7 million and $6.1 million, respectively. The decrease in software license margins for the three and nine months ended September 30, 2003 is primarily due to decreased software sales through our direct sales channel. The retail industry does not appear to have maintained its level of investment in information technology during the current economic cycle. Software license margins as a percentage of software license revenue were 97.2% and 97.9% for the three and nine months ended September 30, 2003, compared to 94.6% and 93.8% for the three and nine months ended September 30, 2002.


Maintenance Margins. Maintenance revenue margins for the three and nine months ended September 30, 2003 and 2002 increased 41.1% and 33.0%, respectively to $754 thousand and $2.1 million from $534 thousand and $1.6 million, respectively. Maintenance revenue margins as a percentage of maintenance revenue were 75.6% and 69.5% for the three and nine months ended September 30, 2003, compared to 65.6% and 63.5% for the three and nine months ended September 30, 2002. The increase in maintenance revenue margins as a percentage of maintenance revenue for the three and nine months ended September 30, 2003 is primarily due to an increase in maintenance revenue of 22.6%, or $184 thousand and 21.5%, or $529 thousand over the same period in the prior year.


Services Margins. Services revenue margins for the three and nine months ended September 30, 2003 and 2002 increased 10.0% and 17.0%, respectively, to $1.1 million and $2.7 million from $970 thousand and $2.3 million, respectively. The increase in services revenue margins for the three and nine months ended September 30, 2003 is primarily due to the increases in services revenue of 16.6% and 26.2%, respectively. The increases are primarily a result of improved efficiencies in our implementation and an increase in our average billable rate for engagements with our Tier 1 customer base. Tier 1customers require advanced consulting services in the areas of change management, business process re-engineering and integration that result in higher billing rates and greater services revenue. Services revenue margins as a percentage of services revenue were 43.8% and 39.7% for the three and nine months ended September 30, 2003, compared to 46.5% and 42.8% for the three and nine months ended September 30, 2002. The decrease in services revenue margins as percentage of services revenue for the three and nine months ended September 30, 2003 is primarily due to an increase in salary and travel related expenses over the same periods in the prior year, which is directly attributed to an increase in headcount.


Other Margins. Other revenue margins for the three and nine months ended September 30, 2003 and 2002 decreased 54.9% and 9.6%, respectively, to $84 thousand and $642 thousand from $187 thousand and $711 thousand, respectively. Other revenue margins as a percentage of other revenue were 15.1% and 30.0% for the three and nine months ended September 30, 2003, compared to 48.0% and 46.1% for the three and nine months ended September 30, 2002. The decrease in other revenue margins as a percentage of other revenue for the three and nine months ended September 30, 2003 is primarily due to lower margins earned on 3rd party software and hardware sales over the same period in the prior year.


Operating Expenses

Operating expenses for the three and nine months ended September 30, 2003 and 2002 decreased 24.5% and 9.3%, respectively, to $3.9 million and $13.0 million from $5.2 million and $14.3 million, respectively.

Operating expenses represented 79.6% and 78.5%, of total revenues, for the three and nine months ended September 30, 2003 compared to 84.6% and 90.6%, for the three and nine months ended September 30, 2002.

Product Development. Product development expenses for the three months ended September 30, 2003 and 2002 remained flat. Product development expenses for the nine months ended September 30, 2003 and 2002 increased 14.1% to $3.0 million from $2.6 million, respectively. The increase in product development expense primarily results from the addition of new employees hired to enhance and expand our portfolio of software products. Product development expenses represented 17.3% and 18.0%, of total revenues, for the three and nine months ended September 30, 2003 compared to 13.9% and 16.5%, for the three and nine months ended September 30, 2002.

Sales and Marketing. Sales and marketing expenses for the three and nine months ended September 30, 2003 and 2002 decreased 23.2% and 15.8%, respectively, to $1.6 million and $5.5 million from $2.1 million and $6.6 million, respectively. The decrease in sales and marketing expenses during the three and nine months ended September 30, 2003 is primarily due to a decrease in salary and travel related expenses, which is directly attributed to our focus on cost control. The decrease in salary and travel related expenses is partially offset by an increase in marketing related expenses for the three and nine months ended September 30, 2003, which is due to a shift from an ad hoc marketing effort to a more focused marketing effort. Sales and marketing expenses represented 33.1% and 33.3%, of total revenues, for the three and nine months ended September 30, 2003 compared to 34.5% and 41.4%, for the three and nine months ended September 30, 2002.

General and Administrative. General and administrative expenses for the three and nine months ended September 30, 2003 and 2002 decreased 35.3% and 13.0%, respectively, to $1.4 million and $4.5 million from $2.2 million and $5.2 million, respectively. The decrease in general and administrative expenses during the three and nine months ended September 30, 2003 is primarily due to a decrease in bad debt expense. General and administrative expenses represented 29.2% and 27.2%, of total revenues, for the three and nine months ended September 30, 2003 compared to 36.2% and 32.7%, for the three and nine months ended September 30, 2002.


Liquidity and Capital Resources

We continue to finance our operations primarily through private sales of equity securities. We had working capital of $5.3 million at September 30, 2003 compared with $8.6 million at December 31, 2002. Cash and cash equivalents at September 30, 2003 were $4.9 million, a decrease of $235 thousand from the $5.1 million reported at December 31, 2002. Cash balances decreased in the nine months ended September 30, 2003 primarily as a result of a net loss of $3.6 million recorded in the nine months ended September 30, 2003.

Operating activities provided cash of $199 thousand and used cash of $4.5 million, respectively, in the nine months ended September 30, 2003 and 2002. Cash provided by operating activities in the nine months ended September 30, 2003 results primarily from a $2.6 million decrease in accounts receivable and an increase in deferred revenue of $1.2 million, offset by a net loss for the period of $3.1 million and a decrease in accrued expenses of $1.2 million. We had net receivables of $5.4 million at September 30, 2003 compared to $8.4 million at December 31, 2002.

Investing activities used cash of $738 thousand in the nine months ended September 30, 2003 and used cash of $741 thousand in the nine months ended September 30, 2002. Cash used by investing activities in the nine months ended September 30, 2003 results primarily from the purchase of capital expenditures. We expect capital expenditures to be approximately $335 thousand for the remainder of 2003, and such will be paid through existing cash and cash equivalents.

Financing activities provided cash of $304 thousand and $4.4 million during the nine months ended September 30, 2003 and 2002, respectively. The activity for the period ending September 30, 2003, primarily includes proceeds from the line of credit. The activity for the period ending September 30, 2002 primarily includes proceeds from the sale of Series B Convertible Preferred Stock.


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


Consolidation in the Retail Industry and Weak Economic Conditions Could Negatively Impact Revenues for Products and Services
--------------------------------------------------------------------------------

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


Changes in Technology Could Render Our Products Obsolete and Negatively Impact Our Results of Operations
--------------------------------------------------------------------------------

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


The Sales Cycle for Our RetailSuite Products is Long and Costly and May Not Result in Revenues
--------------------------------------------------------------------------------

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


A Loss of Important Customers May Result in a Loss of Revenues
--------------------------------------------------------------

Three customers accounted for 54.3% and 37.1%, respectively, of revenues for the three and nine months ended September 30, 2003. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.

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


We Are Controlled by Institutional Investors Who May Not Act in the Best Interests of Our Other Shareholders
-------------------------------------------------------------------------

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

                          PART II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on September 5, 2003 at which our shareholders elected six directors and ratified the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2003.

The following individuals were elected as directors and received the number of votes indicated below:

Name of Nominee          Votes For             Against               Abstentions
---------------          ---------             -------               -----------

Lance C. Jacobs          45,517,410            357,258               0

James E. Houlihan III    26,111,560            0                     0

Todd G. Gardner          5,801,886             0                     0

Donald L. Jans           45,517,410            357,258               0

John E. Josephson        45,517,410            357,258               0

Mark T. Koulogoerge      26,111,560            0                     0

Daniel Raynor            5,801,886             0                     0


For the ratification of Deloitte & Touche LLP as our independent auditors, 45,517,410 votes were cast in favor, 357,258 votes were cast against and there were no abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits

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

*** Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-QSB and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.


(b)     Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the fiscal quarter ended September 30, 2003.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               TCI SOLUTIONS, INC.


Dated: November 13, 2003                   By: /s/ Lance C. Jacobs
                                               ------------------------------
                                               Lance C. Jacobs
                                               Chief Executive Officer

Dated: November 13, 2003                 By:   /s/ Stephen P. DeSantis
                                               ------------------------------
                                               Stephen P. DeSantis
                                               Chief Financial Officer