Form 10KSB
period 2003-12-31
TCI SOLUTIONS INC
filed 2004-03-30
CIK 1167257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from__________ to__________

Commission File No: 0-49783

_____________

TCI Solutions, Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0537151 (I.R.S. Employer Identification No.)

1772 Skypark Circle, Suite 160 Irvine, California (Address of principal executive offices)	92614 (Zip Code)

Registrant's telephone number, including area code (949) 476-1122

________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value
(Title of Class)

_______________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $21,213,750

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates of the Registrant is not ascertainable as there is not a public marketplace for our securities and there have been no reported sales or bids of such common stock, to the knowledge of the Registrant or its management.

Number of shares of Common Stock ($0.001 par value) outstanding as of the close of business on March 5, 2004: 12,819,263

TCI Solutions, Inc.
Form 10-KSB
For the Fiscal Year Ended December 31, 2003
Table of Contents

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Item 8A. Controls and Procedures

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Principal Accountant Fees & Services

PART I

Item 1. Business

Overview

TCI Solutions, Inc., a Delaware corporation, originated in 1983. We provide retailers with enterprise solutions consisting of mission-critical software applications and specialized professional services. Our software enables retailers to quickly and accurately execute strategic business decisions in the areas of pricing and inventory management. Our architecture and enterprise data repository provide a powerful and flexible foundation that can automate and support electronic data exchange throughout the enterprise and retail supply chain.

Our principal office is located at 5210 E. Williams Circle, Suite 300, Tucson, Arizona 85711 and our principal administrative office is located at 17752 Skypark Circle, Suite 160, Irvine, California 92614. Our website address is http://www.tcisolutions.com.

Our Evolution

From 1982 until 1995, we grew to become a leading provider of store-level solutions to the grocery industry. In 1996, we expanded our strategy and extended our solutions offering to include corporate headquarters. Our strategy was to leverage our 15-year history and retail industry expertise to develop TCI Retail [formerly RetailSuite], a merchandising enterprise product line. TCI Retail enables retailers to quickly and accurately execute strategic business decisions in the areas of pricing and inventory management.

We dedicated the next five years to creating an architecture and enterprise data repository providing a powerful and flexible foundation that can automate and support electronic data exchange throughout the enterprise and supply chain. Our goal is to become the architectural hub and infrastructure that retailers utilize to manage their enterprise technology.

For the past three years, we have continued to broaden and advance TCI Retail with additional modules and functionality. These efforts were primarily funded through $13.3 million of capital raised from both new and existing investors from the sale of Series B Preferred Stock in late 2001 and early 2002.

Our historical presence has been and will remain in grocery retail for at least the next twelve months. Over the next few years, we plan to continue to extend our presence in retail and solidify ourselves as one of the top retail solution providers. Our investments will expand our core mission-critical applications in the areas of execution, analytics and collaboration.

Principal Products and Services

We provide strategic pricing and inventory management solutions that enable grocers to increase top and bottom lines by speeding decisions into action. Since 1998, we have developed TCI Retail™ , which is currently a market leader for price and inventory management. TCI Retail, our flagship solution, provides strategic pricing and inventory management capabilities for headquarters (TCI HQ™ [formerly HQPM2]) and stores (TCI Store™ [formerly SM2]). TCI HQ and TCI Store are comprehensive rules-based solutions built on TCI's Retail Execution System™ (RES), a powerful and flexible foundation. Inventory Management System (IMS), a Direct Store Delivery (DSD) software package, originally introduced in 1983, is universally accepted by the grocery industry as the standard in back-door-operations software. This application established us as a leading supplier of retail management software.

By helping grocers to automate complex pricing strategies, streamline inventory management processes, and execute consistently across the retail enterprise - from Headquarters to the Store - we empower grocery retailers and wholesalers to connect with their customers, respond rapidly to market changes and dramatically improve customer image. Our customers gain competitive advantage in their markets using our strategic pricing and inventory management solutions, while growing top-line revenues and improving chain and store profits.

TCI services more than 400 chains and has over 15,000 installations worldwide. TCI Retail is a market leader for strategic pricing and inventory management solutions within grocery retail.

Retail Execution System

Retail Execution System (RES) consists of an enterprise data repository on which all of our applications reside. RES enables retailers to centrally manage a single source of operational information, and also provides hosting, integration and personalization tools. This infrastructure empowers retailers to rapidly respond to changes in their competitive environments throughout their enterprise. RES consists of:

    Foundation - Enterprise Data Repository for item, store and vendor information, and set-up tools.
    Extensibility Package - extended feature set, Personalization Workbench [formerly Meta Data Editor] and Integration Workbench [formerly Extension Architect Toolkit] for enhancing and personalizing the solution to meet business goals.
    Hosting Package - Store Interface Manager [formerly Host Exchange - POS/Scales/Labels Batching] and Data Integration Manager [formerly HDF Editor or Data Exchange] for internal and external connectivity with stores and third-party applications.

This foundation gives grocers unprecedented business advantages and control through a flexible development platform and powerful options for integration and customization.

TCI Retail

TCI Retail™ consists of RES' powerful foundation and Solution Packages that can be implemented at headquarters (TCI HQ) or store-level (TCI Store). TCI Store and HQ both provide full-function solution modules that enable retail chains to quickly execute strategic business decisions, from headquarters to the store level. Solution sets can be implemented as packages, individually or as compliments to existing systems.

TCI HQ

TCI HQ™ is a centralized pricing and inventory management solution for retail chain headquarters. It controls data through its single enterprise data repository, automates business processes through its powerful pricing engine and executes changes throughout the organization. The system centralizes item/vendor maintenance for all stores and serves as the collection point for all inventory and product movement details. It provides capabilities that help grocers to improve their top and bottom lines through:

Central control of item, vendor, and store information.

    Automated price generation to protect costs and improve focus on sensitive items.
    Manage business processes.
    Execute price changes throughout the organization.
    Lower overhead through automation.

TCI Store

TCI Store™ is a complete direct store delivery (DSD), price management and inventory control solution for grocery stores. Its capabilities help improve profitability through:

    Improved price accuracy.
    Consistent price image.
    Higher margins.
    Greater vendor and merchandise delivery control.
    Reduced labor needed to manage store-level inventory and pricing.

Solution Packages

Pricing Package

Our Pricing Package is a complete solution for executing and managing pricing strategies, designed specifically for the grocery retail industry. Its capabilities help grocers control critical item, vendor and store information, establish and maintain a consistent price image, automate processes and execution of price changes to stores, reduce overhead, improve profit margins, better serve customers and gain a competitive advantage. We offer the following Pricing Modules:

    Price Generation module enables grocers to establish and manage pricing rules and executes approved pricing changes throughout the enterprise. Its powerful rules-based engine automates process, eliminating paperwork and manual processes, reducing data errors and lower staff time needed to maintain prices.
    Spread/Parity Pricing module enables grocers to create business objective-based rules for aligning the retail prices of like items, including generic (store) brands, national brands, competitive brands and items available in various units of measure.
    Competitive Pricing module automates and institutionalizes competitive pricing philosophies, including the ability to develop pricing objectives by store, region, zone and market. The Competitive Pricing module utilizes offline handheld PDA-style units for collecting and downloading a competitive item set, including price, location, price levels, comments and other data from the competitors' stores.
    Frequent Shopper module supports a wide variety of consumer offers used by customer loyalty and promotional programs. It supports multiple offer criteria and sophisticated offer management capabilities.
    Inventory Sensitive Pricing (ISP) module positively impacts item-level profitability and inventory control through lower inventory costs, increased product movement and higher revenue by managing product price point. This module supports development of store-level item pricing strategies based on pre-defined inventory levels (at each store). It automatically adjusts item pricing, margins and promotional programs based on the inventory quantity on hand. These capabilities remove the barriers to getting timely information and reports so that new programs can be evaluated and updated quickly.

Inventory Package

Our Inventory Package is a complete solution for managing inventory - from back door receiving to front end ordering. Its capabilities help grocers maintain optimal stock levels, reduce out-of-stocks, speed the replenishment process, reduce overhead and maximize item-level profitability. We offer the following Inventory modules:

    Receivers, POs, Transfers module allows retailers to create orders, receive product to store inventory and transfer product to/from store inventory.
    Perpetual Inventory module helps grocers gain a competitive advantage with balanced inventory costs and movement. It is a complete solution for managing inventory, including tracking receipts, sales, and other factors that affect the on-hand balance of a store's merchandise.
    Computer Assisted Ordering (CAO) module increases sales through efficient and effective retail-level replenishment. CAO helps keep inventory from falling below your user-defined levels by creating vendor- and store-specific purchase orders whenever inventory reaches the established reorder point. It automatically generates suggested orders based on safety stock levels and expedites orders for very low stock levels.
    Store Ordering module provides item information and the ability to generate vendor orders. It streamlines back door operations and helps achieve total store automation through wireless access to real-time inventory data.

Promotions Package

Our Promotions Package is a comprehensive solution for managing, executing and analyzing promotions. Its capabilities help grocers to develop profitable promotional programs and quickly and accurately execute promotional prices throughout the enterprise. We offer the following Promotions modules:

    Promotions Management [formerly Ad & Promotion Planning] module lets grocers plan and execute promotions on a chain-wide basis, by store groups or individual stores.
    Electronic Marketing module enables retailers to develop targeted promotions for implementing conditional deals for individual customers or groups. It supports very powerful, complex promotions that can result in increased shopper loyalty.

Store Operations Support Package

Our Store Operations Support Package manages in-store peripheral systems and departments. It ensures data consistency and integrity chain wide. Fully integrated with the enterprise data repository, Store Operations modules allow grocers to easily manage all item, vendor and store information throughout their chains, regardless of the number and type of in-store systems in use. We offer the following Store Operations Support modules:

    Scale Management module ensures product and pricing data integrity by simplifying the management of scale item data and execution of data directly to the scales. It supports a wide variety of scale hardware and all data elements including nutritional labeling and safe handling messages for weighed items.
    Signs and Label Management module is a complete sign and label solution. It provides a wide variety of label forms, support custom templates, ad-hoc signs and labels.
    POS eXchange module delivers unmatched integration and data management capabilities, interfacing with virtually any POS system and application versions available in the market today, as well as POS systems that have been around a while. It enables grocers to manage POS system data quickly, accurately and easily, ensuring price integrity and margin protection.

TCI thinStore™

TCI thinStore, a recently developed extension of TCI Retail™ , is an inventory and price management solution that uses web and wireless technologies to streamline the execution of critical store-level business operations. It is a browser-based solution designed to centralize store operations on a single, integrated database and streamline the execution of mission-critical store tasks, including: ordering, receiving, shelf price audits and exception-based price changes.

By removing the burden of information and computer technology from stores and by simplifying the ways in which tasks are executed, thinStore gives grocery chains:

    greater control over pricing and inventory strategies by centralizing data and business processes reduced overhead by reducing the IT support and training burden at the stores improved focus of store personnel on customer service - a chain's competitive advantage - by eliminating paper-work and system operations

TCI inStore™

TCI inStore and TCI inStore Host™ are packaged pricing and inventory management offerings designed to meet the needs of North America's more than 12,000 small grocery chains and independents. Packaged versions of TCI Retail, these are scaled-down, bundled solutions that enable small and medium food retailers to manage and execute pricing and inventory management programs at headquarters and stores. This solution is marketed through our reseller channel, and is designed as a Global Trade Item Number (GTIN) -compliant solution that allows retailers to control operational costs so they can successfully compete with industry giants without the high implementation, training and maintenance costs associated with major system installations and integration efforts. We offer the following inStore packages:

    inStore Receiving provides basic direct store delivery (DSD) receiving capabilities, including shelf labels and signage support for DSD merchandise
    inStore Pricing provides basic store-level pricing capabilities, including POS connectivity, shelf price audit functionality, and sign and label support
    inStore Plus provides the capabilities of inStore Receiving, inStore Pricing as well as basic category management, and collection and storage of inventory movement values.
    inStore Host provides headquarters with a centralized price management system, including cost based generation of regular prices, transmitting item files to stores and reporting.

Services

Our Professional Services organization employs a methodology and practice proven in grocery retail. Our expertise covers both functional needs such as price strategy, price audit, inventory management and store receiving, as well as technical needs, specifically the integration of our technology into the customer's complex IT environment. Our professional services group consists of business consultants, system analysts and technical personnel with extensive retail industry, implementation and integration expertise. Our professional services group assists our customers in all phases of systems implementation, including assisting customers with business process change, project management, system planning, design, data conversion, training, education, business implementation and product support. This variety of implementation services is designed to maximize our customer's return on software investment along with educational and training programs for our clients, associates and business partners. Professional services are billed on an hourly basis. From time to time, we augment our services with third-party system integrator alliances. The benefit of our wide-ranging skill sets is assisting our clients in completing a quality installation within budget and on time.

Client Support and Maintenance

Our client support and maintenance services include product maintenance, access to our call center, web interfaces and email support services. Our maintenance services agreement allows clients to receive unspecified new product releases, access to our call center and comprehensive error diagnosis and correction. The vast majority of our clients have typically participated in our client support and maintenance program.

Market Background

Retail is an industry where chains face constant pressure from demographic, economic, competitive, regulatory and technology factors. It is a highly competitive market, particularly for supermarkets, who face increasing competition from non-traditional retailers, like drug stores, dollar stores, convenience stores, restaurants, and of course, Wal-Mart. Price pressures and consumers' heighten demand for value, convenience and services are key pressures facing the retail industry.

Increasing Industry Pressure

As technology usage continues to become pervasive in society, new capabilities and emerging technologies are creating expectations of efficiency for retailers, the role of information technology is shifting to that of a differentiator and profit-enhancer vs. a General and Administrative cost.

There has historically been no packaged merchandising solution that meets the specific functional, volume and infrastructure needs of the grocery industry. Grocers rely on technology infrastructures that consist of many legacy solutions, silo applications and manual/duplicate process which require extensive support, resources and integration. They require applications that interface not only with wholesalers/suppliers and other corporate systems, but with a huge number of in-store devices i.e.: Point-of-Sale (POS), Scales, Labels & Signs, etc. Grocers also process, store and communicate tremendous volumes of data, placing a large burden on these aging and un-integrated systems.

Our solutions are designed to provide a strong foundation and full retail pricing and inventory management capabilities to the grocery industry. In the current environment of multiple un-integrated point solutions, retailers are trying to manage many silos and versions of information throughout their organization. We utilize a phased approach to provide a single, centralized database on which rules-based pricing and inventory management application can operate.

TCI Retail is a solution that addresses this opportunity and delivers to the market, an enterprise-wide packaged solution that meets infrastructure, pricing and inventory requirements. In equipping retailers with quality solutions, we have spent $3.6 million and $4.0 million, during 2002 and 2003 respectively, on internally sponsored research and development activities. Since the introduction of TCI Retail in 1996, we have invested approximately $25.8 million in developing our solutions.

Markets

We market our solutions to retailers both domestically and internationally. To date, the majority of our sales have occurred domestically in the United States. Domestic sales accounted for 93.6% of software revenue, with the remaining 6.4% from international sales. Our primary domestic market is within the retail and wholesale grocery industry. Internationally, we service customers in Canada, Latin and South America.

Distribution

TCI Retail is marketed to mid-size and large domestic and international retail chains through our direct sales force. To address the independent / smaller chains, we have introduced TCI inStore, a packaged solution designed to meet the needs of these retailers. This solution will be distributed through our reseller network and point-of-sale dealers nationwide.

Services are usually distributed in conjunction with the delivery of our software solutions. These services often involve consultation, project management, implementation, training, and support services. From time-to-time, we partner with third party integration firms to assist in the delivery of our services.

Competition

The retail technology market is highly competitive. We enjoy a leadership position with the company's solutions in use by 400+ chains, with more than 15,000 installations worldwide. We believe that our ability to compete depends on many factors within and beyond our control including:

    Full-function capabilities that meet the specific pricing and inventory management requirements of the grocery industry.
    Breath of pricing and inventory management functionality as compared to our competitors, many of whom are marketing general merchandise solutions to the grocery industry.
    Industry knowledge, presence and reputation.
    The quality of our customer service.
    The effectiveness of our sales and marketing efforts.

We experience competitive pressures from a different set of vendors for headquarters and store applications. Additionally, there are several consulting companies offering competing professional services.

Our headquarters applications compete with internally developed systems and with other software companies such as JDA Software Group, SAP, Softechnics, Retek, Lawson and Retalix. Our store solutions compete with internally developed systems and with software companies such as Retalix and Softechnics.

In the market for consulting services, we compete with leading systems integrators that consult with our customers such as Accenture, Cap Gemini Ernst & Young, Deloitte & Touche and IBM Global Services.

Significant Customers

In 2002, two customers accounted for 15.6% and 10.1% of total revenues. In 2003, one customer accounted for 17.3% of our total revenues. No other single customer accounted for more than 10% of 2002 or 2003 total revenues.

Proprietary Rights and Licenses

Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspect of our technology. The reverse engineering, unauthorized copying, or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it.

We market our products under the trade name TCI Solutions. We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. We also employ a variety of trademarks for our products which are not registered. We rely on common law rights to such trademarks. We do not hold any patents and rely upon a combination of copyright and trade secret laws to establish and maintain proprietary rights in our products. We have entered into agreements with our employees pursuant to which all rights to software created by those employees are transferred to us. In addition, we limit access to sensitive information regarding our business and products. As is customary in the software industry, we do not sell or transfer title of our software products to customers or end-users. We provide software products to end-users under non-exclusive license agreements solely for use in an end-user's internal operations. We rely primarily on the contractual terms of our license agreements and electronic software license files for the protection of our intellectual property rights.

There has been a substantial amount of litigation in the software and internet industries regarding intellectual property rights. Although, to date, we have not had to litigate to protect our intellectual property, it is possible that in the future, third parties may claim that we or our current or potential future software solutions infringe on their intellectual property. We expect that software product developers and providers of electronic commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlap and the number of software patents increases. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Furthermore, since we resell both software and hardware, we may become subject to claims from third parties that the software or hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers are limited and may not fully protect us against such claims. We may be more vulnerable to patent claims since we do not have any patents that we can assert defensively against a patent infringement claim. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business, operating results and financial condition.

Environmental Matters

We are in compliance with all known federal, state and local provisions which have been enacted or adopted relating to the protection of the environment. Compliance with these provisions does not have any material effect upon our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2003, we have a total of 177 full-time employees primarily based in the United States. Of the total, 41 were engaged in sales and marketing, 73 were in professional and maintenance services, 44 were in product development and 19 were in administrative functions. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement. When needed, we engage consultants for software development, integration, accountants and attorneys on a fee basis.

Item 2. Properties

Our principle office is located in Tucson, Arizona where we lease approximately 28,000 square feet of office space. This facility is also our principal research and development, marketing and support facility. We house our finance, accounting, investor relations, core development team, international sales, and human resources in our Irvine, California facility where we lease approximately 10,000 square feet. On February 29th, 2004 a lease for 2,100 square feet in Oklahoma City, Oklahoma ended. This facility provided regional office space for components of our customer support and marketing operations that will now be shared between Tucson and the facilities of our integration partner, CGI.

Properties leased by us are leased on terms for durations that are reflective of commercial standards in the communities where the properties are located. We believe that our existing facilities are adequate and meet our current needs. In the event of needed expansion space, we believe that reasonable amounts of space would be available at favorable lease terms.

Item 3. Legal Proceedings

We are involved in legal proceedings and actions arising in the normal course of business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on September 5, 2003 at our Irvine facility at 17752 Skypark Circle, Suite 160, Irvine, California 92614. Two proposals were voted on at the Annual Meeting and the results of the voting are as follows:

Proposal 1: The following directors, constituting all of our directors, were elected at the meeting to serve until their respective successors are duly elected and qualified. The directors elected at the Annual Meeting received the number of votes set forth opposite their respective names, as follows:

	For _______________	Against _______________

Todd G. Gardner	12,299,997	0
Jay E. Houlihan	26,111,560	0
Donald L. Jans	45,517,410	357,258
John E. Josephson	45,849,668	24,130
Mark T. Koulogeorge	26,111,560	0
Daniel Raynor	12,299,997	0
Lance C. Jacobs	45,849,668	24,130

Proposal 2: To ratify the appointment of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2003. Proposal No. 2 received the following votes: For - 45,517,410; Against - 357,154; Abstain - 104.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There presently is no market for our common stock. There have been no reported sales or bids of such common stock, to our knowledge.

Holders

As of March 5, 2004 there were approximately 1,581 holders of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock. The payment of cash dividends in the future will depend on our earnings, financial condition, capital needs and other factors deemed pertinent by our board of directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of our board of directors to retain earnings to finance the operations and expansion of business. Our Loan and Security Agreement with Comerica Bank-California currently prohibits the payment of dividends on our capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 11 of Part III of this Form 10-KSB for information concerning our equity compensation plans.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with "Our Strategy" to give the reader an overview of business goals and the direction in which our business and products are moving. This is followed by a discussion of the "Critical Accounting Policies" that we believe are important to understanding the assumptions and judgments incorporated in our 2003, and for 2003 compared to 2002, beginning with an "Overview". We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled "Financial Condition," "Material Commitments" and "Off-Balance-Sheet" arrangements." We conclude this MD&A with our "Business Outlook" section wherein we discuss the outlook for 2004.

Forward Looking Statements

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-KSB, including "Item 1: Business" and "Item 7: Financial Statements". The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by uncertainties and risk factors described throughout this filing and particularly in the "Business Outlook" section. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we can not assure you that such expectations will occur. Our actual results may differ materially, and you should not unduly rely on these forward-looking statements, which speak only as of the date of this report. These forward-looking statements do not reflect the potential impact of any business activities not completed as of March 29, 2004.

Our Strategy

We intend to solidify our presence in grocery retail and wholesale, broaden our product offering with new and complimentary products developed internally and through partnerships, and focus on the critical elements of operational execution. Our goal is to enhance retail operations and execution with high quality solutions to add and retain valuable customers. Key elements of our strategy to fulfill our vision are outlined in the points that follow:

  Operational Efficiency - Subsequent to a strategic review launched earlier this year by management, we reorganized in order to increase the allocation of resources to critical markets and products. Additionally, we more clearly defined our business strategy and core business activities. As a result, we have developed a new operating structure designed to help boost software license revenues and shrink operating costs in order to improve operational efficiency and enhance customer satisfaction. The actions we have taken include:
    New Market Definitions - Our focus began with clearly defining our targeted customer base within grocery retail and the related alignment of resources with the following market definitions:
Mainstream & Enterprise Marketplace - For this marketplace, we focus on delivering a high quality, strategic pricing and inventory management solutions that deliver rich and flexible functionality. This marketplace also has the following attributes:
      Retailers with greater than or equal to 10 stores.
      Sophisticated functional requirements.
      Sales occur primarily through our direct sales force.
      Implementations range from simplistic to sophisticated and may be supported through strategic implementation partners.
Packaged Marketplace - Within this marketplace we offer a competitively priced solution with the benefits of pre-defined functionality, rapid implementation and minimal support requirements. Additionally, this marketplace has the following characteristics:
      Retailers with less than 10 stores.
      Minimal functional requirements.
      Dealers are our primary sale and delivery mechanism for product sales.
    Develop and Leverage Strategic Relationships - We will continue to establish strategic business relationships that enhance the delivery of our products, professional services and the development of our products that complement our current software solutions. We believe these relationships can provide greater market presence, greater opportunity to increase sales, improve operational efficiencies and provide greater access to other retail sectors and international markets. Additionally, within our Packaged marketplace, software is now primarily going to be sold and serviced through our reseller and point-of-sale dealer networks.
  Client Satisfaction - Throughout 2003, we have focused on improving initiatives designed to focus the organization on delivering value to both our new and existing customer base by improving quality, satisfaction and the efficiency of our customers' experience with us. The initiatives we are cultivating for the benefit of our customers are as follows:
    Product Development Process - We continue to implement new processes for operational improvement around product development.  Initially addressing the product management process and market requirements definition, the Product Development Process includes formality around functional and technical specifications.  These processes and procedures insure that we remain in touch with delivering high quality solutions and functionality for our customers.
    Engagement Management - Engagement Management is an initiative complete with governances and processes that have aided in the creation of great customer experiences both during and beyond our software implementations. Our goal is to optimize the project and it begins with understanding our customer's expectations. Engagement management transcends the implementation and improves the depth of our win-win customer relationships.
    Quality and Customer Centricity - A critical component to our success as a developer of technology products starts with listening to user concerns and understanding their requirements from the beginning. We put the customer at the center of our organizational structure and it is very important to us that the customer always has a single integrated view of our company. Our quality and customer centricity initiatives are focused on continuously improving in these areas.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon financial statements that we prepared in accordance with generally accepted accounting principles of the United States of America.

We have identified the following policies as critical to the understanding of our financial statements and results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout our Management's Discussion and Analysis where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to our Financial Statements which are included elsewhere herein. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition - Our revenue recognition policy is significant because our revenue is a key component to our results of operations. In addition, our revenue recognition determines the timing of certain expenses such as commissions and royalties. We follow specific detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy.

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

Software license revenue is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered reasonably assured. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and that revenue is recognized once the element is delivered. Revenues attributable to undelivered elements, including consulting services and post-contract support, are based on the average sales price of those elements when sold separately. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. We do not offer rights of return.

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

Accounts Receivable - We typically extend credit to our customers. Payments for software licenses generally include payment terms with installments due within twelve months from the date of delivery. Billings for customer support and professional services performed on a time and material basis are due on net 30-day terms. We review past due accounts and provide specific reserves based upon the information we gather from sources including customers, subsequent cash receipts, professional services, and credit rating services such as Dunn & Bradstreet. We estimate the probability of collection of the receivable balances and provide an allowance for doubtful accounts based upon an evaluation of our customers' ability to pay and general economic conditions. While our losses have historically been within our estimates, we cannot guarantee that we will continue to experience the same collection experience. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future periods. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense which could have a material adverse impact on our results of operations and financial position for the periods in which such additional expense occurs.

Goodwill - Our business combinations have resulted in goodwill. We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. While we have not experienced impairment of goodwill assets in prior periods, we cannot guarantee that there will not be impairment in the future.

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

Stock-Based Compensation - We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the estimated fair market value of the underlying common stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made, and shares issued under our employee stock purchase plan, as if the fair-value method defined in SFAS No. 123 had been applied.

Overview of Significant Trends and Developments in Our Business

Revenue Trends. In 2003, we experienced growth in Services revenue of 27.9%, Maintenance revenue of 11.4% and Other revenue of 6.7%. Our success in these areas is primarily attributable to the size and scope of existing services engagements, and the overall growth in our licensed customer base. Software license revenue declined 40.7% from 2002. We believe there were three primary factors contributing to the decline in software license revenue: 1) we lost a "significant customer", The Fleming Companies, from the past 8 (eight) years to bankruptcy that has historically contributed up to 28.2% of total annual revenue; 2) customers deferring technology buying decisions, and 3) our heritage product (IMS), which is targeted for the Packaged Solutions Market, encountered a significant decrease in license revenues as a result of it's lack of market acceptance. Our state-of-the-art TCI Retail inStore product was released in early 2004 to specifically address the replacement of our heritage product, IMS. Our strategy to organize the company around our two primary market definitions, Packed Solutions and Enterprise/Maintream, to provide market specific products and services is expected to increase software license revenue and improve our overall growth rate for total revenue.

New Products and Distribution to Markets. We invested $4.0 million for the year ended December 31, 2003 and a total $25.8 million since the invention of TCI Retail in 1996 toward new product development efforts. We have released enhanced versions of our core software products for the past three years and expanded the breadth of our product portfolio. Our chief accomplishments in 2003 included the development of new TCI Retail products such as TCI thinStore, TCI inStore and TCI inStore Host along with Integration Workbench. Additional development focused on the release of industry compliant software for the 'GTIN' or Global Trade Item Number data standard. Our goal in 2004 is to continue aligning our product development with the Packaged and Enterprise/Mainstream marketplaces by specifically developing applications and functionality that serve these retailers needs. Additionally, we are currently focusing development resources on integration to third party vendors that can deliver value-added functionality in the form of analytics, movement analysis and computer assisted ordering from our RES information repository.

Economic Conditions in the Retail Industry. We believe that current improvements in the overall economic conditions and the upswing in the economy are positive overall indicators. The retail industry typically, is a technology laggard and we believe remains cautiously optimistic with their level of investment in information technology. As a result it is difficult to predict exactly when specific software licenses will close within a six to nine month time frame. Uncertainty regarding economic conditions has in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, delay, suspend or reduce the demand for our products and adversely impact our business, operating results and financial condition. In addition, our customers' ability to pay for our products or services could be impaired, and we may experience an increased number of bankruptcy filings in our customer base. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

Financial Condition

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Revenues

Total revenues were $22.5 million and $21.2 million in 2002 and 2003, representing a decrease of $1.3 million or 5.7%. Overall, we experienced growth in Services revenue of 27.9%, Maintenance revenue of 11.4% and Other revenue of 6.7%. Software license revenue declined 40.7% or $3.8 million from 2002. In 2002, two customers accounted for 15.6% and 10.1% of total revenues. In 2003, one customer accounted for 17.3% of our total revenues. No other single customer accounted for more than 10% of 2002 or 2003 total revenues.

Software Licenses. License revenues were $9.4 million and $5.6 million in 2002 and 2003, representing a decrease of $3.8 million or 40.7%. The decrease in software license revenue from 2002 to 2003 was due primarily to timing of software sales, the loss of a significant reseller to bankruptcy, and the delayed introduction of the replacement product for our Heritage IMS product.

Software License Revenue by Product-Line

We classify our software licenses in two product categories: TCI Retail and Heritage applications. TCI Retail consists of RES' powerful foundation and Solution Packages that can be implemented at headquarters (TCI HQ) or store-level (TCI Store). TCI Store and HQ both provide full-function solution modules that enable retail chains to quickly execute strategic business decisions, from headquarters to the store level. Solution sets can be implemented as packages, individually or as compliments to existing systems. Heritage applications consist primarily of our Inventory Management System (IMS) family of products that allows retailers to achieve total in-store automation and to have control over pricing, inventory and direct store delivery (DSD). Developed specifically for the retail industry, IMS offers the ultimate in flexible information sharing and customer convenience. Unique to IMS is its built-in automatic processing capability, which is a major advantage for smooth store operations.

A summary of the software revenue attributable to these product categories is as follows:

	2003	%	2002	%
Revenues:
TCI Retail	$4,542,014	81.7%	$6,775,486	72.2%
Heritage applications	1,019,792	18.3%	2,607,085	27.8%
Total	$5,561,806	100.0%	$9,382,571	100.0%

License revenues from TCI Retail were $6.8 million and $4.5 million in 2002 and 2003 respectively, representing a decrease of $2.2 million or 33.0%. As a percentage of the total, we expect future software license revenue to increase primarily as a result of increased TCI Retail sales. The decrease in software license revenue from 2002 to 2003 was due primarily to timing of software sales, the loss of a significant customer to bankruptcy (The Fleming Companies) and the delayed introduction of the replacement product for our Heritage IMS product. Our replacement product for IMS, TCI inStore was released late in the fourth quarter of 2003 and we anticipate this application to contribute to sales in 2004 and beyond.

Maintenance. Maintenance revenues were $3.4 million and $3.8 million in 2002 and 2003 respectively, representing an increase of $0.4 million or 11.4% from 2002 to 2003. The increase in software maintenance revenue was attributable to renewals of annual support and maintenance agreements from existing customers and to new sales of support and maintenance services associated with software sales. We believe that our success with renewals is the result of strong relationships with existing customers and increased software license revenue from our product lines.

We expect future software maintenance revenues to increase as a result of the quality of our support and maintenance services and expected increases in software license revenue.

Services. Services revenue increased from $7.0 million to $9.0 million in 2002 and 2003 respectively, representing an increase of $2.0 million or 27.9%. The increase in services revenue is directly attributed to increased implementation services associated with our TCI Retail products. Over $6.2 million or 70.0% of total 2003 services resulted from our top five services customers.

We expect future services revenue to increase as a result of new software license sales and expansion of our services capabilities and offerings.

Other. Other revenues were $2.7 million and $2.9 million in 2002 and 2003 respectively, representing an increase of $0.2 million or 6.7%. The increase in other revenues is attributed to increased sales of third party software or hardware components.

Gross Profit

Gross Profit. Gross profit was $15.3 million and $12.0 million in 2002 and 2003 respectively, representing a decrease of 21.2%. The decrease in gross profit is primarily due to decreases in software license revenues of 41.0%, increased cost of delivering professional services and other revenue in 2003 when compared to 2002. In 2003 we experienced margin improvements of 6.0% in both software licenses and maintenance combined over 2002.

Software Licenses Margins. Software license margins were $8.9 million and $5.5 million in 2002 and 2003 respectively, representing a decrease of 38.7%. The decrease in software license margins resulted from the combined affects of a $3.8 million decrease in software license revenue offset by a reduction of reseller costs from the the bankruptcy of a former reseller, The Fleming Companies. Software license margins as a percentage of software license revenue were 94.9% and 98.2% in 2002 and 2003 respectively.

Maintenance Margins. Maintenance revenue margins were $2.2 million and $2.6 million in 2002 and 2003 respectively, representing an increase of $0.4 million or 16.1%. The increase in maintenance revenue margins is primarily due to the increases in maintenance revenue of 11.4%. Maintenance revenue margins as a percentage of maintenance revenue were 65.1% and 67.8% in 2002 and 2003 respectively. The increase in maintenance revenue margins as a percentage of maintenance revenue of 2.7% was the result of increased maintenance revenue and more modest increases in salary and related operating expenses related to the delivery of maintenance services for the year.

Services Margins. Services revenue margins were $3.0 million and $3.2 million in 2002 and 2003 respectively, representing an increase of $0.2 million or 6.5%. This increase from 2002 to 2003 was primarily due to increased headcount of 13 employees and the increased use of our internal employees versus the use of third-party consultants. These amounts represented 43.0% and 35.8% of service revenues for 2002 and 2003. The decrease in services revenue margins as a percentage of services revenue from 2002 to 2003 is primarily due to increased salary and related travel expenses which is directly attributable to the increase in 2003 headcount.

Other Margins. Other revenue margins were $1.1 million and $0.8 million in 2002 and 2003 respectively, representing a decrease of $0.3 million or 30.1%. Other revenue margins as a percentage of other revenue were 42.2% and 27.4% for 2002 and 2003 respectively. The decrease in other revenue margins as a percentage of other revenue for the year is primarily due to lower margins earned on third party software and hardware sales in 2003 when compared to 2002.

Operating Expenses

Product Development. Product development expenses were $3.6 million and $4.0 million in 2002 and 2003 respectively, representing an increase of $0.4 million or 12.5%. The increase in product development expenses from 2002 to 2003 was attributable to additional investments in development efforts geared at long-term efficiencies within our product development organizations. In 2003, our development efforts were focused on the development of new TCI Retail products such as TCI thinStore, TCI inStore and TCI inStore Host along with Integration Workbench. Additional development focused on the release of industry compliant software for the 'GTIN' or Global Trade Item Number data standard. Product development expenses represented 16.0% and 19.1% of total revenues in 2002 and 2003.

We expect product development expenses to decrease slightly or remain constant as a percentage of total revenue in the future as we begin to improve operational efficiencies and increase total revenue. These capabilities will enable us to develop more code at a lower marginal cost per hour. This efficiency will allow us to continue to invest in the development of additional TCI Retail modules, analytic and collaborative applications on behalf of our customers.

Sales and Marketing. Sales and marketing expenses were $8.8 million and $7.4 million in 2002 and 2003 respectively, representing a decrease of $1.4 million or 16.2%. The decrease was primarily due to reduced commission expenses associated with decreased software sales. Additional focus on more efficiently and effectively marketing TCI Retail enabled us to decreased marketing and advertising expenses for the year ended 2003. Sales and marketing expenses represented 39.1% and 34.8% of total revenues in 2002 and 2003 respectively.

We expect that our sales and marketing expenses over this next year, will increase slightly or remain constant in absolute dollars. Management believes that the planned investments in these organizations will be sufficient to expand TCI Retail's penetration into grocery.

General and Administrative. General and administrative expenses were $6.8 million and $6.5 million in 2002 and 2003 respectively, representing a decrease of $0.3 million or 4.5%. The decrease in general and administrative expenses was primarily due to focused efforts to decrease operating and overhead costs. General and administrative expenses represented 30.2% and 30.6% of total revenues in 2002 and 2003 respectively.

We expect total general and administrative expenses to decrease in absolute dollars over the course of the next twelve months. We have reduced operating expenses and facility requirements. Additionally, we are continuing efforts to reduce overhead costs and improve operating efficiency within our operations.

Net Loss

Net loss represents revenues less cost of revenues, operating expenses, interest income/expense and income taxes. Net losses were $3.9 million and $6.0 million for 2002 and 2003 respectively, representing an increase of 53.6%.

We believe that we can achieve profitability in 2004 as a result of our planned revenue growth and cost cutting measures that occurred in January and February of 2004. Due to the timing of the cost cutting, the improved operating efficiency and our planned revenue growth, we expect to improve our profitability from operations beginning in the second quarter of 2004.

Liquidity and Capital Resources

We continue to finance our operations primarily through the private sales of equity securities that occurred in late 2001 and early 2002. The total Series B Preferred Stock offering resulted in us raising $13.3 million in new capital. From this offering, we received $8.6 million prior to December 31, 2001 and the remaining balance of $4.7 million in installments in January through April of 2002.

On February 27, 2004, we renewed our Loan and Security Agreement with Comerica Bank-California which provides us with a revolving line of credit of up to $3 million and a separate line of credit for equipment purchases of up to $0.5 million. As of December 31, 2003, available borrowings under the revolving line of credit were approximately $1,526,431. As of December 31, 2003, we have outstanding borrowings against our credit facility of $1,604,911 consisting of $131,341 under the equipment line of credit and $1,473,569 under the revolving line of credit. Borrowings under our credit facility are secured by substantially all of our assets and we are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of December 31, 2003, we were in compliance with all covenants included in the terms of the credit facility.

We had working capital of $2.5 million at December 31, 2003 compared with $8.6 million at December 31, 2002. Cash and cash equivalents at December 31, 2003 were $3.7 million, a decrease of $1.4 million from the $5.1 million reported at December 31, 2002. Cash balances decreased for the year ended December 31, 2003 primarily as a result of investments in product development and capital investments in computer equipment of $0.7 million.

Operating activities used cash of $1.0 million and $5.7 million for the years ended December 31, 2003 and 2002, respectively. Cash used in operating activities for the year ended December 31, 2003 results primarily from a net loss of $6.0 million, a $1.3 million decrease in accrued expenses, offset by a $4.4 million decrease in accounts receivable. We had net receivables of $3.3 million at December 31, 2003 compared to $8.4 million at December 31, 2002. The decrease is primarily due to a reduction in payment terms offered to our customers combined with increased collection efforts that decreased days sales outstanding from 135.7 days in 2002 to 60.1 days in 2003.

Investing activities utilized cash of $0.7 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively. Cash utilized by investing activities in both periods resulted primarily from capital expenditures.

Financing activities provided cash of $0.3 million and $5.8 million during the years ended December 31, 2003 and 2002, respectively. The activity for 2003 relates primarily to changes in our line of credit and in 2002, financing activities primarily included proceeds from the sale of Series B Convertible Preferred Stock.

Material Commitments

We have planned for approximately $0.5 million in capital expenditures for 2004. The significant capital items we intend to acquire include hardware and software solutions necessary to execute our operational plans. We plan to draw upon our line of credit with Comerica Bank-California for the acquisition of these assets. In 2003 we had approximately $0.7 million in asset additions.

In connection with our facility lease dated June 20, 2000, we have an agreement for the issuance of letters of credit up to an aggregate amount not to exceed $150,000. In connection with the financing agreement with a bank entered into on June 30, 2000, we have an agreement for the issuance of letters of credit up to an aggregate amount not to exceed $500,000. At December 31, 2003, we had $150,000 of letters of credit outstanding. These amounts are not included in our financial statements.

On February 27, 2004, we renewed our Loan and Security Agreement with Comerica Bank-California, which provided us with a revolving line of credit of up to $3.0 million and a separate line of credit for equipment purchases of up to $500 thousand. Borrowings are collateralized by substantially all of our assets, including our intellectual property. Borrowings under the revolving line bear interest at 0.50% above Comerica's prime rate (approximately 4.0% as of December 31, 2003) and borrowings under the equipment line are 0.75% above Comerica's prime rate. As of December 31, 2003, we have outstanding borrowings of $1.6 million against our credit facility. In conjunction with the renewal of our Loan and Security Agreement with Comerica Bank - California on February 27, 2004, we issued an additional warrant for the purchase of 35,000 shares of our common stock at an exercise price of $0.25 per share. The warrant is exercisable through February 27, 2011. The warrants provide that the exercise price will be adjusted to account for certain dilutive events and provides the holder with "piggyback" registration rights granted to our preferred stockholders under our Second Amended and Restated Registration Rights Agreement dated April 10, 2002.

As of December 31, 2003, future payments related to contractual obligations and commercial commitments are as follows:
	Amounts Due by Period _________________________________
	1 year and less _________	2-3 years __________	4-5 years _________	Thereafter _________	Total _________

Capital Lease Obligations	$28,358	$38,577	$1,929	-	$68,864
Operating Lease Obligations	811,461	1,521,159	145,690	-	2,478,310
Guarantees under Letters of Credit	150,000	-	-	-	150,000
Total Contractual Obligations and Commercial Commitments	$989,819	$1,559,736	$147,619	-	$2,697,174

We believe that our existing cash balances, annual maintenance collections and available financing will be sufficient to satisfy these contractual obligations and commercial commitments and to meet operating and capital requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

Business Outlook

As we look ahead to the rest of 2004, we are planning for growth in annual revenue, improvement in gross margin and overall profitability. We expect improvement in the sales of our core product, TCI Retail. Improvements in sales will only occur through the execution of 'Our Strategy' discussed earlier in this Management's Discussion and Analysis.

Our financial results are substantially dependent upon sales of TCI Retail software. Revenue is partly a function of the mix of software, services, maintenance and other third party hardware and software sales. Our margins are highest for software and maintenance and significantly lower for our services and other revenue categories. Our margins are also affected by the product mix within the various markets we serve. Margins are higher in the Enterprise/Mainstream market than in Packaged due to the fact that the overall sale in the Enterprise/Mainstream market is weighted towards our higher margin offerings of software and maintenance. Our gross margin as a result, varies with revenue levels from the various markets and the revenue mix.

We believe that current improvements in the overall economic conditions and the upswing in the economy are positive overall indicators. The retail industry, a common technology laggard, remains cautiously optimistic with their level of investment in information technology. Compelling events such as Wal-Mart's growth in the superstore, regulatory and technological changes combined with our ability to leverage the existing customer base will be factors that contribute to our ability to grow revenues in 2004. We believe that we can achieve revenue growth and profitability in 2004 as a result of our cost cutting that occurred in January and February of 2004. Due to the timing of the cost cutting, the related cost savings and our revenue plan, we expect to improve bottom line performance beginning the second quarter of 2004.

We believe that our existing cash balances, annual maintenance collections and available financing will be sufficient to satisfy operating and capital requirements for at least the next twelve months.

We further believe that we have the product offerings, personnel, competitive and financial resources for continued business success. Future revenues, gross margins and profits however, are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast. As a result, there are no assurances that we will achieve these objectives. See 'Certain Risks' herein for a more detailed discussion of the risks that may affect our business.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS No. 14 6 effective January 1, 2003 and such adoption did not have a material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We adopted the provisions of SFAS No. 148 effective January 1, 2003 and such adoption did not have a material impact on our financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003, the FASB issued FIN 46R, which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. As we have determined that we do not have any SPE's to which these interpretations apply, we will adopt FIN 46R in the first quarter of 2004. We do not believe that the adoption of FIN 46R will have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in it balance sheet:

    A financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;
    A financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and
    A financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely on predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuer's equity shares.

In November 2003, the FASB issued FASB Staff Position (FSB) No. 150-3, which deferred the effective dates for the applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests for public and nonpublic entities.

For public entities, SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003.

For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. For other mandatorily redeemable non-controlling interests that were issued before November 5, 2003, the measurement provisions of SFAS No. 150 are deferred indefinitely. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. We do not believe that the adoption of SFAS No. 150 will have a material impact on our financial statements.

Certain Risks That May Affect Future Results

Investors evaluating our business should carefully consider the factors described below and all other information contained in this Form 10-KSB. While management is optimistic about our long-term prospects, we do operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that we believe may adversely affect our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. This section should be read in conjunction with the audited Financial Statements and Notes thereto for the years ended December 31, 2003 and 2002 contained elsewhere in this Form 10-KSB.

Changes in Economic, Political and Market Conditions Could Cause Decreases in Demand for Our Software and Related Services Which Could Negatively Affect Our Revenue and Operating Results and The Market Price of Our Stock. Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in delay or cancellation of customer purchases. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected.

Our Quarterly Operating Results May Fluctuate Significantly and Economic Conditions Could Impair Our Ability to Execute Our Business Plan and Thereby, Negatively Impact Our Financial Condition. Our quarterly operating results have varied in the past and are expected to continue to vary in the future. Significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

    the demand for and market acceptance of our software solutions;
    changes in the length of our sales cycle;
    the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;
    lower than anticipated consumption and/or utilization of our professional services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products;
    competitors' announcements or introductions of new software solutions, services or technological innovations;
    our ability to develop, introduce and market new products on a timely basis;
    customer deferral of material contracts in anticipation of new releases or new product introductions;
    our success in expanding our sales and marketing programs;
    technological changes or problems in computer systems; and
    general economic conditions which may affect our customers' capital investment levels.

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

Changes in Market Size and Dynamics Could Have a Material Adverse Effect on Our Ability to Generate Sales and Our Future Prospects for Growth. A sluggish U.S. economy, consolidations and the entry of large mass merchants such as Wal-Mart may have a long-lasting, detrimental effect on the market for our products as retailers scale back on their expenditures or are forced to go out of business. In addition, reductions or allocations of retail information technology budgets, due to economic conditions could affect retailers' demand for our products. A significant reduction in the number of customers or purchases made by customers as a result of these conditions could have a material adverse effect on our sales and prospects for growth.

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

Decreases in Demand From Grocery Retailers Will Hurt Our Ability to Generate Revenues. Historically, we have derived almost 100% of our revenues from the licensing of software products and the performance of related services to the grocery retail industry. Our future growth is critically dependent on increased sales to grocery and other retail sectors within the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the license of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns. Such downturns may cause customers to exit the industry or delay, cancel or red uce any planned expenditure for information management systems and software products.

The Industries Rapid Pace of Change Could Render our Technology Unmarketable and Result in a Decrease in Revenue. If we are unable to develop new software solutions or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our sales may decline. The life cycles of our products are difficult to predict because the market for our products is characterized by rapid technological change and changing customer needs. The introduction of products employing new technologies could render our existing products or services obsolete and unmarketable. In developing new products and services, we may:

    fail to respond to technological changes in a timely or cost-effective manner;
    encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;
    experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or
    fail to achieve market acceptance of our products and services.

We May Introduce New Lines of Business and Channel Distribution Strategies Where We are Less Experienced and Unable to Successfully Sell That Could Result Negatively Impact Revenues and Our Results of Operations. We may introduce new lines of business and channel sale/distribution strategies that are outside our traditional focus on software licenses, related maintenance and professional services. Introducing new lines of business involves a number of uncertainties, including a lack of internal resources and expertise to operate and grow new lines of business, manage new distribution systems, immature internal processes and controls, predicting revenues and expenses for the new lines of business, and the possibility that such new lines of business will divert management attention and resources from our traditional business. The inability of management to effectively develop and operate these new lines of business could have a material adverse effect on our business, operat ing results and financial condition. Moreover, we may not be able to gain acceptance of any new lines of business in our markets or channel strategies or obtain the anticipated or desired benefits of such new lines or channel sale/distribution strategies.

It May Be Difficult to Profitably Identify, Adopt and Develop Product Architecture That is Compatible With Emerging Industry Standards That Could Negatively Impact Our Ability to Generate Future Revenues. The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. If we fail in our product development efforts to accurately address evolving industry standards or important third-party interfaces or product architectures, sales of our products and services will suffer.

Our software products can be licenses with a variety of popular industry standard platforms, and are authored in various development environments using different programming languages and underlying architectures. There may be future or existing platforms that achieve popularity in the marketplace that may not be compatible with our software product design. Developing and maintaining consistent software product performance across various technology platforms could place a significant strain on our resources and product release schedules, which could adversely affect our results of operations.

Changes in Technology Could Render Our Products Obsolete and Negatively Impact Our Results of Operations. Technological changes in computer operating systems and hardware could render our products obsolete or unmarketable and may require us to modify existing applications to be marketable or develop new applications to be competitive with products from competitors. These changes may cause us to have to make changes to existing applications or to create new applications, resulting in additional development and other costs beyond those currently anticipated. We can provide no assurances that our software applications will be compatible with new or modified operating systems or hardware, or that we will be able to modify its applications or create new applications to keep pace with new or changed operating systems or hardware that may be purchased by our customers. In addition, if we are unable to modify existing applications or develop new applications on a timely and cost effective basis, or if new applications or enhancements do not achieve market acceptance, our sales may decline.

An Inability to Build Relationships with Systems Integrators Could Result in a Damaged Reputation that could Negatively Impact Our Ability to Generate Future Revenues. Systems integrators assist our customers with the installation and deployment of our products, in addition to those of our competitors, and perform custom integration of computer systems and software. In the future, we intend to increase our reliance on system integrators to help customers with the implementation of our products. If we are unable to develop and maintain relationships with systems integrators, we would be required to hire additional personnel to install and maintain products, which would result in lower margins due to the higher expenses associated with systems integrators. Additionally, in the event that system's integrators are not able to provide an adequate level of services, we may be required to deploy unexpected resources to provide integration services and avoi d potential damage to our reputation.

The Sales Cycle for Our TCI Retail Products is Long and Costly and May Not Result in Revenues. The licensing of our products is often an enterprise-wide decision by our customers that involves a significant commitment of resources by the customer and us. Prospective customers generally consider a wide range of issues and competitive products before committing to purchase our products. These issues may include product benefits, cost, time of implementation, ability to operate with existing and future computer systems, ability to accommodate increased transaction volume and product reliability. The period between initial contact with a prospective customer and sale of our products and services varies, but typically ranges from three months to twenty-four months. As part of the sales process, we spend a significant amount of resources informing prospective customers about the use and benefits of our products and these sales efforts may not result in a sale.

In instances where the terms of delivery for our software does not conform to revenue recognition criteria, we record as deferred revenues, advance payments from our customers. Since only a portion of our revenue each quarter is recognized from deferred revenues, our quarterly results will depend primarily upon entering into new contracts that generate revenues for that quarter. New contracts may not result in revenues in the quarter in which the contract is signed, and we may not be able to predict accurately when revenues from these contracts will be recognized.

Generating the Appropriate Mix of Revenues from Software and Services is Critical to Generating Acceptable Profit Margins and Operating Results. Because our gross margins on product revenues (software licenses and maintenance services) are significantly greater than our gross margins on services and hardware, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix and service utilization rates. Services revenues are to a significant extent dependent upon new software license sales and effective utilization of professional service resources. Although there can be no assurance, we expect that our utilization rates and service margins will gradually improve if we experience a substantial increase in demand for our software products. However, in the event that software license revenues fail to meet our expectations or there is a decline in demand for our software or services, our consulting service revenue would be adversely impacted.

Competition Could Seriously Impede Our Ability to Profitably Sell Our Solutions. The markets for our software products are highly competitive. We believe the principal competitive factors in our markets are feature and functionality, product reputation and reference accounts, grocery retail expertise, total solution cost and quality of customer support. We believe that pricing pressure has increased in response to market and macroeconomic factors, which could cause us to offer more significant discounts, or in some cases to lose potential business to competitors willing to offer what we believe to be overly aggressive discounts. Competition could seriously impede our ability to sell additional products and services on favorable terms. Competitive pressures could reduce our market share or require us to reduce prices, which could reduce our revenues and/or operating margins. Many of our competitors have substantially greater financial, marketing or other resources, and greater name recognition than us. Our competitors may also be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may:

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

It is Difficult for Us to Accurately Predict the Timing of Software Licenses Revenue and Our Results of Operations Could be Negatively Impacted. Software license revenues in any quarter depend substantially upon contracts signed and the related shipment and transfer of title of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively larger sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipate. We expect these aspects of our business to continue. If we receive any significant cancellation or deferral of customer contracts, or we are unable to continue license negotiations by the end of a fiscal quarter, our operating results may be lower than planned. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period.

A Loss of Important Customers May Result in a Loss of Revenues. In 2002, two customers accounted for 15.6% and 10.1% of total revenues. In 2003, one customer accounted for 17.3% of our total revenues. No other single customer accounted for more than 10% of 2002 or 2003 total revenues. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.

A Loss of Existing Resellers Could Harm Our Financial Position and Results of Operations. A portion of our product sales are driven or influenced by the recommendation of marketing partners, consulting firms and other third parties. Our inability to obtain the support of these third parties may limit our ability to penetrate existing and targeted markets. These third parties are under no obligation to recommend or support our products and could recommend or give higher priority to the products and services of other companies or to their own products. A decision by these companies to favor competing products could negatively affect our software and service revenues.

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

There May Be an Increase in Customer Bankruptcies Due to Weak Regional Economic Conditions and Result in Uncollectible Accounts Receivable Balances. We have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions, such as those being experienced in some geographic regions we serve, there is an increased risk that certain of our customer will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for professional services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our abili ty to collect pre-petition amount, and may force us to disgorge payments made during the preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be less certain or harder to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

We May Not Be Able to Generate Positive Cash Flows or Profits Sufficient to Sustain Our Operations. We have experienced net losses and negative cash flows from operating activities for the last four fiscal years. Although our long-term business strategy is intended to turn such net losses into net profits, net losses and negative cash flows are expected to occur for at least the six months. In the long-term, if we are unable to generate positive cash flows and net income, we may be required to change our business plan and/or seek additional financing. If unsuccessful in either case, we may be required to sell our assets, discontinue operations or dissolve.

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

An Inability for Us to Protect Our Intellectual Property Rights Could Negatively Impact Our Business and Operating Results. We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect proprietary technology, we rely on a combination of copyright, trade secret, patent and trademark laws, common law rights and license agreements. We also seek to protect our software documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

We May Face Liability If Our Products Are Defective Or If We Make Errors Implementing Our Products That Could Negatively Impact Our Ability to Meet Our Customers Needs and Thereby, Negatively Impact Our Financial Position and Results of Operations. Our products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. This may result in loss of, or delay in, market acceptance of our products and could cause us to incur significant costs to correct errors or failures or to pay damages suffered by customers as a result of such errors or failures. In the past, we have discovered software errors in new releases and new products after their introduction. We have incurred costs during the period required to correct these errors, although to date such costs, including costs incurred on specific contracts, have not been material. We may in the future discover errors in new releases or new products after the commencement of commercial shipping.

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

We believe that significant investments in research and development are required to remain competitive, and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our existing products through internal development and strategic partnering, internally develop new products which leverage both our existing customers and sales force, and strategically acquire complimentary retail point and collaborative solutions that add functionality for specific business purposes to an enterprise-wide system. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance or if they fail to achieve market acceptance for any reason, our business, operating results and financial condition would suffer.

Infringement Claims May Allow Competitors to Gain Access To Our Technology and We May Lose Customers. We do not have any knowledge that our products infringe on the proprietary rights of any other parties. However, there can be no assurance that other parties will not assert infringement claims against us in the future with respect to current or future products. Assertion of an infringement claim may result in costly litigation or may require us to obtain license or royalty agreements to use another party's intellectual property. There can be no assurance that any such license or royalty agreement would be available on reasonable terms, if available at all. As the number of our software products in our segment of the software industry increases and the functionality of these products increasingly overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, co uld be time-consuming and expensive to defend.

Shareholders Cannot Expect to Be Able to Liquidate Any or All of Their Investment. No public market exists for our common stock. Common shareholders must be prepared to hold their investment indefinitely and cannot expect to be able to liquidate any or all of their investment even in case of an emergency. All of our outstanding shares of common stock are subject to rights of first refusal in our favor, pursuant to our bylaws. The right of first refusal is triggered in the event a stockholder desires to sell or otherwise transfer any shares of our stock to a third party upon which we will have 30 days from receipt of the notice of the proposed transaction to purchase all of the shares proposed to be sold at the price and upon the terms proposed to be sold. Certain exceptions exist to this right of first refusal including the transfer of shares to members of a stockholder's immediate family or to a truste e for the account of a stockholder or such stockholder's immediate family.

Fluctuations in Our Operating Results Could Cause Investors to Lose All of Their Investment and We Provide No Assurance of Future Share Values. We provide no assurances regarding the value of our outstanding capital stock. Investors in our capital stock may lose all or part of their investment in our capital stock.

If We Fail to Obtain Additional Capital, Should the Need Arise, Our Business Could be Harmed. We have expended and will continue to expend substantial funds on the development of our products and services. Consequently, we may require additional funds to finance our operations. The precise amount and timing of our funding needs cannot be determined at this time, and will depend upon a number of factors, including the market demand for our products and services, the progress of our development efforts and our management of cash, accounts payable and other working capital items. There can be no assurance that if required by us, funds will be available on terms satisfactory to us, if at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, the existing stockholders may experience additional dilution and such securities may have rights, preferences or privilege s senior to those of the holders of our common stock. An inability to obtain needed funding on satisfactory terms may require us to terminate our operations and sell our assets and dissolve. No assurances can be made that we will be able to obtain financing for our future operations.

We Are Controlled by Institutional Investors Who May Not Act in the Best Interests of Our Other Shareholders. Institutional investors hold 99.8% of our outstanding Series A Preferred Stock and in excess of 95.8% of our outstanding Series B Preferred Stock. The preferred stock votes on an as-converted to common stock basis and the preferred stock and common stock vote together as a single class. Currently, the outstanding preferred stock held by institutional investors represents approximately 73% of our outstanding capital stock on an as-converted basis. As a result, the institutional investors, as a group, hold controlling interests in us and will be able to make decisions in their own interest which may not be in the best interests of other stockholders. This would include decisions to sell some or all of our assets, merge with another entity, commence an initial public offering or dissolve. Our institutional investors have certain anti-dilutive and preemptive ri ghts, as more particularly described in Item 8, "Description of Securities." Our institutional investors also have senior rights in the event of our liquidation. In the event a liquidation were to occur, common stockholders would not be entitled to any proceeds of such liquidation until the liquidation rights of our institutional investors were fully satisfied. As a result, we can provide no assurances that common stockholders will receive any proceeds in the event of our liquidation or sale to the extent that the liquidation rights of our institutional investors are not fully paid. Please see Item 7, Certain Relationships.

Item 7. Financial Statements

Our financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth within Item 13 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective and timely in alerting them to material information related to us that is required to be included in our annual and periodic SEC filings.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Name	Age	Position
Executive Officers:
Lance C. Jacobs	47	Chairman of the Board, President and Chief Executive Officer
David Berg	44	Chief Technical Officer and Senior Vice President
John Burwick (3)	56	Corporate Development Officer
Stephen P. DeSantis	42	Chief Financial Officer and Corporate Secretary

Board of Directors:
David Butler (2)		Director
Jay Houlihan (1)(2)	47	Director
Todd G. Gardner (1)	38	Director
Donald L. Jans	69	Director
John E. Josephson (1)(2)(4)	56	Director
Mark T. Koulogeorge (2)	40	Director
Daniel Raynor (1)	44	Director

(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Mr. Burwick no longer assumes active duties as an officer and employee as a result of an indefinite leave of absence. The leave of absence was effective January 1, 2004.
(4) Mr. Josephson resigned from our Board of Directors effective November 11, 2003.

Executive Officers

Lance C. Jacobs, Chairman of the Board, President and Chief Executive Officer. Mr. Jacobs joined our Board of Directors in December 1995 and has served as Chairman since 1996 and CEO since 1997. He oversees our corporate strategic direction and is involved in key operational activities. Mr. Jacobs has over 20 years experience in retail and retail technology. Prior to joining us, Mr. Jacobs was President of a software and consulting firm serving the retail industry. Mr. Jacobs started his career with The Kroger Co., where he was involved in a variety of disciplines within the Corporate Finance and Corporate Operations departments.

Mr. Jacobs earned a BA in Business Administration from the University of South Florida, and earned a Masters of Business Administration in Finance from the University of Cincinnati.

David Berg, Chief Technical Officer and Senior Vice President. Mr. Berg joined us in 1996. He is responsible for overseeing TCI's Strategic Development department, managing the execution of technology initiatives and providing product life-cycle management. Mr. Berg is responsible for ensuring TCI's products are in compliance with relevant industry standards, and is also the corporate subject-matter expert on trends and developments in IT. Previously, Berg held senior technical positions at Borland International, founded a software development, consulting and training firm, and worked for Lucky Stores and Santa Fe Pacific Pipelines.

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

Mr. Burwick holds a BS in Education from Miami University, Oxford, Ohio.

Mr. Burwick no longer assumes active duties as an officer and employee as a result of an indefinite leave of absence. The leave of absence was effective January 1, 2004.

Stephen P. DeSantis, Chief Financial Officer and Corporate Secretary. Mr. DeSantis has over 19 years of financial management experience in both the private and public sectors. In his role as our Chief Financial Officer/Corporate Secretary, he is responsible for corporate governance issues, SEC compliance, business planning, corporate strategic communications, and securing financing for the Company. Mr. DeSantis also manages the investor relations, finance, accounting, IT and human resource departments. He began his career in 1985 with Coopers & Lybrand, LLP, in Los Angeles. From 1989 to 1993 he held the position of Corporate Controller at Cassette Productions Unlimited, Inc. From 1993 to 1995 he held the position of Controller for TCI.

Mr. DeSantis earned a Bachelor of Arts degree from the University of Southern California and is a certified public accountant. Additionally, Mr. DeSantis earned a Masters of Business Administration in Finance and Operations Management from the University of Southern California.

Directors

David Butler, Director. Mr. Butler joined the Board of Directors in 2003. Mr. Butler has served as vice president of sales for Best Software since 1996, with responsibility for all corporate sales and marketing programs. In 1998, he was named Chief Operating Officer, and in 1999 assumed the additional position of President. Mr. Butler brings 24 years of experience in providing business solutions to small and mid-sized firms. He was previously director of sales for Lawson Software, and also held leadership positions with Bachman Information Services, MAI Basic Four, and Burroughs Corp.

Mr. Butler received a BS in Finance from California State University, Fullerton.

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

Donald L. Jans, Director. Mr. Jans joined the Board of Directors in 1995. Mr. Jans is currently the President of Customer Focus Consulting, Inc. Mr. Jans held the position of Senior Vice President and General Manager of Relay Divisions Asea-Brown Boveri Power T&D Co., Inc. and Westinghouse Electric Corporation from 1986 to 1993. He had full strategic and operations responsibility for the divisions' various locations and was involved in strategies and sales in markets throughout the world. From 1974 to 1986, he held top-level marketing and general management positions within various divisions of Westinghouse.

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

Mr. Josephson earned a Bachelor of Business Administration from Ohio University.

Mr. Josephson resigned from our Board of Directors effective November 11, 2003.

Mark T. Koulogeorge, Director. Mr. Koulogeorge has been a member of our Board of Directors since 1999. He has served as a Managing General Partner of MK Capital investment firm since 2001, a venture capital firm focusing on application software and outsourced business services. Prior to joining MK Capital, Mr. Koulogeorge was an executive officer and Vice President of Eagle Industries, Inc., a diversified manufacturer from 1991 through 1994. From 1994 till 2001, Mr. Koulogeorge served as managing director of First Analysis Venture Capital. Mr. Koulogeorge is a director of numerous application software companies including Aprimo, Knowlagent and Extraprise.

Mr.Koulogeorge holds an M.B.A. degree from Stanford University and a B.A. degree in Economics from Dartmouth College.

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

Mr. Raynor earned a Bachelors of Science in economics from The Wharton School, University of Pennsylvania.

Board Committees

Our Board of Directors has an Audit Committee and a Compensation Committee.

The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing (1) the financial information provided to shareholders and others, (2) systems of internal controls established by management and the Board of Directors and (3) the audit process.

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee "financial expert" is not warranted given the qualifications of our Board.

The primary function of the Compensation Committee is to review and administer our compensation programs and to make recommendations to our Board of Directors.

Directors Who Resigned

John J. Josephson resigned from our Board of Directors on October 23, 2003.

Director Nominations

There are no established procedures for security holders to recommend nominees for the board of directors.

Code of Ethics

We have not adopted a code of ethics;  however the our Board of Directors is in the process of developing a code of ethics and anticipates that it will complete its efforts and adopt such a code during this fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities and to report any changes timely. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

David Butler did not file a Form 3 within the ten day period following November 11, 2003 when he became a Director on our Board. The form was filed on March 18, 2004. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during our fiscal year ending 2003 or prior fiscal years, our remaining officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to executive officers for services rendered in all capacities during the fiscal years ended December 31, 2003, 2002 and 2001, for those persons who served as (i) chief executive officer and each of our remaining executive officers. We refer to these individuals as our "named executive officers."
SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options (#)	All Other Compensation(2)
		($)(1)	($)
Lance C. Jacobs	2003	$245,311	-	-	14,436
Chairman, President and	2002	240,452	100,292	-	4,156
Chief Executive Officer	2001	217,289	51,322	-	4,175
David N. Berg	2003	173,651	-	-	17,035
Chief Technical Officer and	2002	168,300	53,199	-	3,875
Senior Vice President	2001	151,980	29,779	-	2,500
Stephen P. DeSantis	2003	176,272	-	-	12,333
Chief Financial Officer and	2002	172,114	53,970	-	3,595
Corporate Secretary	2001	153,156	29,611	-	2,220
John Burwick	2003	175,888	-	-	5,071
Corporate Development	2002	161,163	53,970	-	3,083
Officer	2001	140,200	12,962	-	4,087

(1) Salaries for the named executives remained constant since 2002. Changes between 2002 and 2003 relate solely to the timing of salary increases earned in 2002.
(2) Consists of our contributions to each named executive officer's employee benefits, 401(k) plan and term-life insurance plan.

Options Exercised

Our named executives did not exercise any stock options during the fiscal year ended December 31, 2003. The following table sets forth the number of and value of the named executive officers' unexercised options at year-end based upon an estimated fair market value of $0.25 per share. We determined the estimated fair market value in good faith as of December 31, 2003. The value of unexercised in-the-money options at December 31, 2003 represents an amount equal to the difference between the estimated fair market value of the common stock and the option exercise price, multiplied by the number of unexercised in-the-money options.
	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised in-the-money Options at December 31, 2003

Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Lance C. Jacobs	496,900	-	-	-
Stephen P. DeSantis	301,000	-	$400	-
John Burwick	392,649	250,162	-	-
David N. Berg	321,700	-	-	-

Employment Agreements

We have entered into Employment Agreements with Lance C. Jacobs, Chief Executive Officer, Stephen P. DeSantis, Chief Financial Officer and David N. Berg, our Chief Technical Officer. All agreements are identical except for dollar amounts, which are determined by our Compensation Committee. The agreements took affect on January 1, 2003 and continue indefinitely until terminated. The agreements provide for:

    Annual base salaries in the amounts of $243,900 for Lance C. Jacobs, $175,000 for Stephen D. DeSantis and $172,500 for David N. Berg.
    Participation in our bonus plan, established each year by our Compensation Committee for management employees.
    $500,000 in term life insurance.
    Fully paid health insurance for the employee and the employee's immediate family.

The agreements also provide for the following severance benefits upon employee's termination without cause, or in the event the employee voluntary resigns following a material negative change in job position:

    Continued payment of employee's base salary for a period of twelve (12) months.
    Payment of amounts that would otherwise become due under the bonus plan for management employees, prorated to the effective date of termination.
    Continued coverage under the Company's health insurance plans for a period of twelve (12) months.
    Continued coverage under the life insurance plan for a period of twelve (12) months.
    The ability of the employee to exercise their vested stock options for a period of 270 days following the effective date of termination.

In the event the employee is terminated by TCI within twelve (12) months following a change of control (other than a termination for cause) one-half of an employee's unvested options shall immediately vest and the employee shall be entitled to exercise all vested stock options.

The agreements further contain confidentiality, noncompetition, proprietary rights and dispute resolutions provisions.

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

On November 11, 2003, we retained David Butler as a non-employee member of our Board of Directors. Mr. Butler's specialized experience within the software industry, at the approval of our board, permitted the following terms: In the capacity of director, he will receive an annual retainer of $5,000, an additional $1,250 per Board meeting, paid in cash and a one time stock option grant of 125,000 to be issued in 2004. The option grant is fully vested with an exercise price equal to the estimated fair market value of our common stock. Mr. Butler will also be reimbursed for reasonable out-of-pocket expenses incurred in connection with business relating to us.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our capital stock (including shares subject to unexercised options) as of March 5, 2004 by (i) each of the persons who hold in excess of 5% of our outstanding voting securities (namely, common stock, Series A Preferred Stock and Series B Preferred Stock), (ii) each of our named executive officers and directors, and (iii) our named executive officers and directors, as a group. The number of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes: (1) any shares as to which the individual or entity has voting power or investment power, and (2) any shares which the individual or entity has the right to acquire within 60 days of March 5, 2004 through the exercise of any stock option, warrant or other right. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.
	Amount and Nature of Beneficial Ownership (1)
Beneficial Owner (2)	Common Stock	%	Series A Preferred Stock	%	Series B Preferred Stock	%

First Analysis Venture Capital(3)	13,179,609	25.5	1,886,792	32.4	9,157,939	34.4
The Sears Tower, Suite 9500
233 South Wacker Drive
Chicago, Il 60606

InnoCal II, L.P. (4)	7,000,000	13.5	-	-	7,000,000	26.3
600 Anton Blvd, Suite 1270
Costa Mesa, CA 92626

The Argentum Group (5)	9,944,952	19.2	3,490,566	60.0	2,544,952	9.6
60 Madison Avenue, Suite 701
New York, NY 10010

Blue Chip Capital Fund IV Limited Partnership(6)	6,000,000	11.6	-	-	6,000,000	22.5
1100 Chiquita Center
250 East Fifth Street
Cincinnati, Ohio 45202

Lance C. Jacobs (7)	726,900	1.4	-	-	-	-

Stephen P. DeSantis (8)	301,500	*	-	-	-	-

Dave Berg (9)	321,800	*	-	-	-	-

John Burwick (10)	392,649	*	-	-	-	-

John E. Josephson (11)	64,156	*	-	-	-	-
8770 Springflower Drive NW
Pickerington, OH 43147

Donald L. Jans (12)	73,980	*	-	-	-	-
10297 Copper Cloud Drive
Reno, NV 89511

Daniel Raynor (13)	10,069,126	19.4	3,537,736	60.8	2,561,126	9.6
60 Madison Avenue, Suite 701
New York, NY 10010

Todd G. Gardner (14)	6,002,000	11.6	-	-	6,000,000	22.5
1100 Chiquita Center
250 East Fifth Street
Cincinnati, Ohio 45202

Mark T. Koulogeorge (15)	14,793,820	28.6	2,264,151	38.9	9,967,814	37.4
The Sears Tower, Suite 9500
233 South Wacker Drive
Chicago, Il 60606

James (Jay) E. Houlihan III (16)	7,002,000	13.5	-	-	7,000,000	26.3
600 Anton Blvd, Suite 1270
Costa Mesa, CA 92626

All directors and executive officers as a group (10 people) (17)	38,313,925	74.0	5,801,887	99.8	25,538,940	95.8

* Less than 1% beneficially owned.

(1)	Each beneficial owner's percentage ownership is determined by assuming that options and other convertible securities that are held by such person and that are exercisable and convertible within 60 days have been exercised or converted.
(2)	Unless otherwise indicated, the address for each of the indicated owners is 17752 Skypark Circle, Suite 160, Irvine, CA 92614
(3)	Includes:
	o	Shares held by Environmental & Information Technology Private Equity Fund III, a German civil partnership, consisting of 1,089,863 shares of common stock which may be acquired upon the conversion of Series A and Series B Preferred Stock. Infrastructure and Environmental Private Equity Management, L.L.C. is the general partner of Environmental & Information Technology Private Equity Fund III, First Analysis IEPEF Management Company, III, L.L.C. is the managing member of Infrastructure and Environmental Private Equity Management, L.L.C., and First Analysis Corporation is the managing member of First Analysis IEPEF Management Company, III, L.L.C. Because of these relationships, Infrastructure and Environmental Private Equity Management, L.L.C., First Analysis IEPEF Management Company, III, L.L.C., and First Analysis Corporation may be deemed beneficial owners of the shares held by Environmental & Information Technology Private Equity Fund III.
	o	Shares held by Infrastructure & Environmental Private Equity Fund, III L.P., consisting of 4,359,442 shares of common stock, which may be acquired upon the conversion of Series A and Series B Preferred Stock. Infrastructure and Environmental Private Equity Management, L.L.C. is the general partner of Infrastructure & Environmental Private Equity Fund III, L.P., First Analysis IEPEF Management Company, III, L.L.C. is the managing member of Infrastructure and Environmental Private Equity Management, L.L.C., and First Analysis Corporation is the managing member of First Analysis IEPEF Management Company, III, L.L.C. Because of these relationships, Infrastructure and Environmental Private Equity Management, L.L.C., First Analysis IEPEF Management Company, III, L.L.C., and First Analysis Corporation may be deemed beneficial owners of the shares held by Infrastructure & Environmental Private Equity Fund III, L.P.
	o	Shares held by Productivity Fund IV, L.P., consisting of 7,444,150 shares of common stock, which may be acquired upon the conversion of Series B Preferred Stock. First Analysis Management Company IV L.L.C. is the general partner of Productivity Fund IV, L.P., First Analysis Venture Operations and Research, L.L.C. is the managing member of First Analysis Management Company IV L.L.C. and Mr. Koulogeorge is the managing director of First Analysis Venture Operations and Research, L.L.C. Because of these relationships, First Analysis Management Company IV L.L.C., First Analysis Venture Operations and Research, L.L.C. and Mr. Koulogeorge may be deemed beneficial owners of the shares held by Productivity Fund IV, L.P. Mr. Koulogeorge disclaims beneficial ownership to these shares.
	o	Shares held by Productivity Fund IV Advisors Fund, L.P., consisting of 286,154 shares of common stock, which may be acquired upon the conversion of Series B Preferred Stock. First Analysis Management Company IV L.L.C. is the general partner of Productivity Fund IV Advisors Fund, L.P., and First Analysis Venture Operations and Research, L.L.C. is the managing member of First Analysis Management Company IV L.L.C. Because of these relationships, First Analysis Management Company IV L.L.C., and First Analysis Venture Operations and Research, L.L.C. may be deemed beneficial owners of the shares held by Productivity Fund IV Advisors Fund, L.P.
(4)	Includes 7,000,000 shares of common stock, which may be acquired by InnoCal II, L.P. upon the conversion of Series B Preferred Stock. InnoCal Management II, L.P. is the general partner of InnoCal II, L.P. and Mr. Houlihan is the managing director of InnoCal Management II, L.P. Because of these relationships, InnoCal Management II, L.P. and Mr. Houlihan may be deemed beneficial owners of the shares held by InnoCal II, L.P. Mr. Houlihan disclaims beneficial ownership to these shares.
(5)	Includes:
	o	Shares held by Argentum Capital Partners II, L.P., consisting of 7,015,498 shares of common stock, which may be acquired upon the conversion of Series A and Series B Preferred Stock. Argentum Partners II, L.L.C. is the general partner of Argentum Capital Partners II, L.P., Argentum Investments, L.L.C. is the managing member of Argentum Partners II, L.L.C and Mr. Raynor is the managing member of Argentum Investments, L.L.C. Because of these relationships, Argentum Partners II, L.L.C, Argentum Investments, L.L.C. and Mr. Raynor may be deemed beneficial owners of the shares held by Argentum Capital Partners II, L.P. Mr. Raynor disclaims beneficial ownership to these shares.
	o	Shares held by Argentum Capital Partners, L.P., consisting of 1,303,030 shares of common stock, which may be acquired upon the conversion of Series A and Series B Preferred Stock. B.R. Associates, Inc. is the general partner of Argentum Capital Partners, L.P. and Mr. Raynor is the chairman of B.R. Associates, Inc. Because of these relationships, B.R. Associates, Inc. and Mr. Raynor may be deemed beneficial owners of the shares held by Argentum Capital Partners, L.P. Mr. Raynor disclaims beneficial ownership to these shares.
	o	Shares held by TCI ACPII Limited Partners L.P., consisting of 1,626,424 shares of common stock, which may be acquired upon the conversion of Series A and Series B Preferred Stock. Argentum Investments, L.L.C. is the managing member of TCI ACPII Limited Partners, L.P. and Mr. Raynor is the managing member of Argentum Investments, L.L.C. Because of these relationships, Argentum Investments, L.L.C. and Mr. Raynor may be deemed beneficial owners of the shares held by TCI ACPII Limited Partners, L.P. Mr. Raynor disclaims beneficial ownership to these shares.
(6)	Includes 6,000,000 shares of common stock, which may be acquired by Blue Chip Capital Fund IV L.P. upon the conversion of Series B Preferred Stock. Blue Chip Venture Company, Ltd. is the general partner of Blue Chip Capital Fund IV, L.P. and Mr. Gardner is a director of Blue Chip Venture Company, Ltd. Because of these relationships, Blue Chip Venture Company, Ltd. and Mr. Gardner may be deemed beneficial owners of the shares held by Blue Chip Capital Fund IV, L.P. Mr. Gardner disclaims beneficial ownership to these shares.
(7)	Represents 204,000 shares of common stock and 522,900 shares of common stock, which may be acquired upon exercise of options, which may be exercised within 60 days of March 5, 2004.
(8)	Represents 500 shares of common stock and 301,000 shares of common stock, which may be acquired upon the exercise of options, which may be exercised within 60 days of March 5, 2004.
(9)	Represents 100 shares of common stock and 321,700 shares of common stock, which may be acquired upon the exercise of options, which may be exercised within 60 days of March 5, 2004.
(10)	Represents 392,649 shares of common stock, which may be acquired upon the exercise of options, which may be exercised within 60 days of March 5, 2004.
(11)	Represents 64,156 shares of common stock, which may be acquired upon the exercise of options, which may be exercised within 60 days of March 5, 2004.
(12)	Represents 73,980 shares of common stock, which may be acquired upon the exercise of options, which may be exercised within 60 days of March 5, 2004.
(13)	Includes shares described in Note (5) above and 8,000 shares of common stock, which may be acquired upon the exercise of options, which may be exercised within 60 days of March 5, 2004. Mr. Raynor is (i) the managing member of Argentum Investments, L.L.C., which is the managing member of Argentum Partners II, L.L.C., which is the general partner of Argentum Capital Partners II, L.P., (ii) the chairman of B.R. Associates, Inc., which is the general partner of Argentum Capital Partners, L.P., and (iii) the managing member of Argentum Investments, L.L.C., which is the general partner of TCI ACPII Limited Partners, L.P. As a result of these relationships Mr. Raynor may be deemed to have beneficial ownership over the shares held by these entities. Mr. Raynor disclaims such beneficial ownership. Includes 124,174 shares of common stock, which may be acquired by Guarantee & Trust Co., TTEE Daniel Raynor GTC IRA upon the conversion of Series A and Series B Preferred Stock. In addition, Mr. Raynor is a managing member of a minority member of a limited liability company that serves as the general partner of Infrastructure & Environmental Private Equity Fund, III L.P., and a partner in Environmental & Information Technology Private Equity Fund III. Shares held by these entities are not included and Mr. Raynor disclaims beneficial ownership over the shares held by these entities.
(14)	Includes shares described in Note (6) above and 2,000 shares of common stock, which may be acquired upon the exercise of options, which may be exercised within 60 days of March 5, 2004. Mr. Gardner, is a director of Blue Chip Capital Venture Company Ltd., the general partner of Blue Chip Capital Fund, IV L.P. As a result of his position, Mr. Gardner may be deemed to have beneficial ownership over the shares held by Blue Chip Capital Fund IV L.P. Mr. Gardner disclaims such beneficial ownership.
(15)	Includes shares described in Note (3) above and 26,006 shares of common stock, which may be acquired upon the exercise of options, which may be exercised within 60 days of March 5, 2004. Mr. Koulogeorge, is (i) the managing director of First Analysis Corporation, which is a member of First Analysis IEPEF Management Company, III, L.L.C., which is a member of Infrastructure and Environmental Private Equity Management, L.L.C., which is the general partner of Infrastructure and Environmental Private Equity Fund III, L.P. and Environmental & Information Technology Private Equity Fund III; and (ii) the managing director of First Analysis Venture Operations and Research L.L.C., which is the managing member of First Analysis Management Company IV L.L.C., which is the general partner of Productivity Fund IV, L.P. and Productivity Fund IV Advisors Fund, L.P. As a result of these relationships, Mr. Koulogeorge may be deemed to have beneficial ownership over the shares held by these entities. Mr. Koulogeorge disclaims such beneficial ownership. Includes 1,614,211shares, which may be acquired directly by Mr. Koulogeorge upon the conversion of Series A and Series B Preferred Stock.
(16)	Includes shares described in Note (4) above and 2,000 shares of common stock, which may be acquired upon the exercise of options, which may be exercised within 60 days of March 5, 2004. Mr. Houlihan is a managing director of InnoCal Management II, L.P., the general partner of InnoCal II, L.P. As a result of his position, Mr. Houlihan may be deemed to have beneficial ownership of the shares held by InnoCal II, L.P. Mr. Houlihan disclaims such beneficial ownership.
(17)	Includes 1,680,385 shares of common stock, which may be acquired upon the exercise of options exercisable within 60 days of March 5, 2004 and 38,313,925 shares of common stock, which may be acquired upon the conversion of Series A and Series B Preferred Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents summary information about our equity compensation plans, consisting of our 1993 Equity Incentive Plan, 1993 Non-Employee Directors' Stock Option Plan, 2001 Equity Incentive Plan and 2001 Non-Employee Directors' Stock Option Plan and any individual stock option arrangements not arising under any plan. We have obtained stockholder approval for each of our plans. The table presents the following data on our plans, all as of the close of business on December 31, 2003:

(a)	the aggregate number of shares of our common stock subject to outstanding stock options;
(b)	the weighted average exercise price of those outstanding stock options; and
(c)	the number of shares that remain available for future option grants.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 7 of our Notes to Financial Statements.

Equity Compensation Plan Information
Plan Category	Number of common shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of common shares available for future issuance (c)(1)
Equity compensation plans approved by stockholders	8,678,076	$0.27	4,181,015
Equity compensation plans not approved by stockholders	None	None	None
Totals	8,678,076	$0.27	4,181,015

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

Directors
Mark T. Koulogeorge	809,875
Guarantee & Trust Co., TTEE Daniel Raynor GTC IRA	16,174

Other Related Parties

John E. Josephson, a former member of our Board of Directors also serves our customers as an independent consultant for our services department. For the year ended December 31, 2002 we paid him $1,185 for services he provided as a consultant for our organization. There were no related party transactions for the year ended December 31, 2003.

Item 13. Exhibits and Reports on Form 8-K

Index to Financial Statements

Index to Exhibits
Exhibit No.	Description
3.1	Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of TCI Solutions, Inc.
3.2*	Fourth Amended and Restated Certificate of Incorporation of TCI Solutions, Inc.
3.3*	Bylaws of TCI Solutions, Inc. and Amendments thereto
4.1*	Amended and Restated Stockholders Agreement dated December 21, 2001 among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto
4.2*	First Amendment to Amended and Restated Stockholders Agreement dated April 10, 2002 among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto
4.3*	Second Amendment to Amended and Restated Stockholders Agreement dated April 2002, among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto.
4.4*	Second Amended and Restated Registration Rights Agreement dated April 10, 2002 among TCI Solutions, Inc. and the persons identified on Schedule I thereto
4.5*	Management Rights Letter in favor of InnoCal II, L.P. dated December 21, 2001
4.6*	Management Rights Letter in favor of Productivity Fund IV dated December 21, 2001
4.7**	Warrant to Purchase a 125,000 shares of Common Stock of TCI Solutions, Inc. in favor of Comerica Bank-California dated August 6, 2002
10.1**	Loan and Security Agreement dated August 6, 2002 between TCI Solutions, Inc. and Comerica Bank, N.A.
10.2	First Amendment to Loan and Security Agreement dated August 5, 2003 between TCI Solutions, Inc. and Comerica Bank, N.A.
10.3	Second Amendment to Loan and Security Agreement dated January 28, 2004 between TCI Solutions, Inc. and Comerica Bank, N.A.
10.4	Third Amendment to Loan and Security Agreement dated February 28, 2004 between TCI Solutions, Inc. and Comerica Bank-California
10.5	Warrant to Purchase 35,000 shares of Common Stock of TCI Solutions, Inc. in favor of Comerica Bank-California dated February 27, 2004
10.6	Employment Agreement dated January 1, 2003 between TCI Solutions, Inc. and Lance Jacobs
10.7	Employment Agreement dated January 1, 2003 between TCI Solutions, Inc. and Stephen DeSantis
10.8	Employment Agreement dated January 1, 2003 between TCI Solutions, Inc. and David Berg
10.9*	2001 Equity Incentive Plan of TCI Solutions, Inc. and Amendments thereto
10.10*	2001 Non-Employee Directors' Stock Option Plan of TCI Solutions, Inc.
10.11*	1993 Equity Incentive Plan of TCI Management, Inc. (now TCI Solutions, Inc.)
10.12*	1993 Non-Employee Directors' Stock Option Plan of TCI Management, Inc. (now TCI Solutions, Inc.)
23.1	Consent of Independent Auditors
24.1	Power of Attorney (included on signature page)
31.1	Section 302 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-a4(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Section 302 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-a4(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the registrant's Form 10-SB filed with the Commission on April 30, 2002.

** Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB filed on November 14, 2003.

*** Pursuant to Commission Release No. 33-8238, this certification will be treated as 'accompanying' this Annual Report on Form 10-KSB and not 'filed' as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates by reference.

Reports on Form 8-K

None

Item 14. Principal Accountant Fees & Services

The Audit Committee regularly reviews and determines whether specific projects or expenditures with our independent auditors, Deloitte & Touche LLP and their affiliates ("Deloitte & Touche"), potentially affect their independence. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

The following table sets forth the aggregate fees billed to us by Deloitte & Touche for the fiscal year ended December 31, 2003 and December 31, 2002.
	2003 ________		2002 ________
Audit fees	$77,300	(1)	$59,752	(1)
Audit-related fees	35,285	(1)	30,000	(1)
Tax fees	48,953	(2)	39,918	(2)
Total audit and non audit fees	$161,538		$129,670

(1)     Includes fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-KSB for the fiscal years 2003 and 2002 and for reviews of the financial statements included in our quarterly reports on Form 10-QSB for the first three quarters of fiscal 2003 and 2002.
(2)     Includes fees for professional services rendered in fiscal 2003 and 2002, in connection with tax compliance.

SIGNATURE

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TCI SOLUTIONS, INC
Dated: March 26, 2004	By: /s/ Lance C. Jacobs
Lance C. Jacobs Chief Executive Officer

Dated: March 26, 2004	By: /s/ Stephen P. DeSantis
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

Name	Capacity	Date

/s/ Lance C. Jacobs Lance C. Jacobs	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 26, 2004

/s/ Stephen P. DeSantis Stephen P. DeSantis	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 26, 2004

/s/ David Butler David Butler	Director	March 26, 2004

/s/ Jay E. Houlihan III Jay E. Houlihan III	Director	March 26, 2004

/s/ Todd G. Gardner Todd G. Gardner	Director	March 26, 2004

/s/ Donald L. Jans Donald L. Jans	Director	March 26, 2004

/s/ Mark T. Koulogeorge Mark T. Koulogeorge	Director	March 26, 2004

/s/ Daniel Raynor Daniel Raynor	Director	March 26, 2004

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
TCI Solutions, Inc.
Irvine, California

We have audited the accompanying balance sheet of TCI Solutions, Inc.(the "Company") as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of TCI Solutions, Inc. as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 26, 2004

TCI SOLUTIONS, INC.

BALANCE SHEET
DECEMBER 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 3,679,331
Accounts receivable, net of allowance for doubtful accounts of $630,404	3,254,155
Prepaid expenses and other current assets	245,584

Total current assets	7,179,070

PROPERTY, PLANT AND EQUIPMENT:
Computer equipment	4,430,156
Furniture and fixtures	719,759
Leasehold improvements	190,227

5,340,142
Less accumulated depreciation and amortization	(3,617,442)

Property, plant and equipment - net	1,722,700

GOODWILL	529,031

OTHER ASSETS	19,765

TOTAL	$ 9,450,566

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,244,847
Accrued expenses	1,037,585
Line of credit	1,604,911
Current portion of capital lease obligation	24,270
Deferred revenue	765,440

Total current liabilities	4,677,053

CAPITAL LEASE OBLIGATION - Net of current portion	34,873

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
Series A convertible preferred stock, no par value - 6,146,227 shares authorized; 5,816,037 shares issued and outstanding;
liquidation preference of $6,165,000	5,509,993
Series B convertible preferred stock, no par value - 26,653,094 shares authorized; 26,653,094 shares issued and outstanding;
liquidation preference of $13,327,000	12,340,746
Common stock, $0.001 par value - 65,000,000 shares authorized;
12,819,263 shares issued and outstanding	37,479,292
Warrants to purchase common stock	178,129
Accumulated deficit	(50,769,520)

Net stockholders' equity	4,738,640

TOTAL	$ 9,450,566
See notes to financial statements

TCI SOLUTIONS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
REVENUES:
Software licenses	$ 5,561,806	$ 9,382,571
Maintenance	3,787,985	3,400,138
Services	8,993,278	7,031,817
Other	2,870,681	2,691,463
Total revenues	21,213,750	22,505,989
COST OF REVENUES:
Software licenses	102,646	479,879
Maintenance	1,220,271	1,188,290
Services	5,771,337	4,006,606
Other	2,083,939	1,555,721
Total cost of revenues	9,178,193	7,230,496
GROSS PROFIT	12,035,557	15,275,493
OPERATING EXPENSES:
Product development	4,044,544	3,594,196
Sales and marketing	7,376,018	8,800,383
General and administrative	6,476,473	6,782,481
Total operating expenses	17,897,035	19,177,060
OPERATING LOSS	(5,861,478)	(3,901,567)
OTHER INCOME (EXPENSE) - Net	(88,936)	29,886
LOSS BEFORE INCOME TAXES	(5,950,414)	(3,871,681)
PROVISION FOR INCOME TAXES	9,600	9,600
NET LOSS	$ (5,960,014)	$ (3,881,281)
Net loss per share - basic and diluted	$ (0.46)	$ (0.30)
Weighted-average common shares outstanding - basic and diluted	12,819,263	12,818,781
See notes to financial statements

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002

	Series A		Series B				Warrants
	Convertible		Convertible				to Purchase
	Preferred Stock		Preferred Stock		Common Stock		Common	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Deficit	Net

BALANCE - January 1, 2002	5,816,037	$ 5,224,128	17,200,000	$ 7,980,963	12,817,163	$ 37,478,686	$ 285,865	$ (40,928,225)	$ 10,041,417

Preferred stock issuance			9,388,154	4,694,077					4,694,077
Offering costs				(217,873)					(217,873)
Cancelation of warrants		285,865					(285,865)
Issuance of warrants				(148,891)			178,129		29,238
Conversion of accrued
interest on bridge loans
into preferred stock			64,940	32,470					32,470
Exercise of stock options					2,100	606			606
Net loss								(3,881,281)	(3,881,281)

BALANCE - December 31, 2002	5,816,037	5,509,993	26,653,094	12,340,746	12,819,263	37,479,292	178,129	(44,809,506)	10,698,654

Net loss								(5,960,014)	(5,960,014)

BALANCE - December 31, 2003	5,816,037	$ 5,509,993	26,653,094	$ 12,340,746	12,819,263	$ 37,479,292	$ 178,129	$ (50,769,520)	$ 4,738,640
See notes to financial statements

TCI SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,960,014)	$(3,881,281)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	609,017	414,665
Provision for doubtful accounts	750,000	686,000
Changes in operating assets and liabilities:
Accounts receivable	4,378,259	(3,866,977)
Prepaid expenses and other current assets	398,902	(347,360)
Other assets	(1,740)	102,715
Accounts payable	(16,547)	(50,403)
Accrued expenses	(1,287,239)	962,930
Deferred revenue	130,740	287,703

Net cash used in operating activities	(998,622)	(5,692,008)

CASH FLOWS FROM INVESTING ACTIVITIES - Acquisition of
property, plant and equipment	(712,894)	(840,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(22,848)	(39,867)
Proceeds from line of credit	500,000	1,314,129
Repayments on line of credit	(209,218)
Proceeds from exercise of stock options		606
Net proceeds from the issuance of preferred stock		4,476,204

Net cash provided by financing activities	267,934	5,751,072

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,443,582)	(781,926)

CASH AND CASH EQUIVALENTS - Beginning of year	5,122,913	5,904,839

CASH AND CASH EQUIVALENTS - End of year	$ 3,679,331	$ 5,122,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION - Cash paid during the period for:
Interest	$ 132,303	$ 48,594
Income taxes	$ 9,600	$ 4,000
See notes to financial statements

NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2003, we entered into the following noncash investing and financing activities:

   Obtained $46,284 of equipment under capital lease arrangements.

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

See notes to financial statements.

TCI SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

1.          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - We provide retailers enterprise solutions consisting of mission-critical software applications and specialized professional services. Our software enables retailers to quickly and accurately execute strategic business decisions in the areas of pricing and inventory management. Our architecture and enterprise data repository provide a powerful and flexible foundation that can automate and support electronic data exchange throughout the enterprise and retail supply chain.

Basis of Presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain our cash balances with one financial institution. These balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At December 31, 2003, uninsured amounts held at this financial institution total $3,579,331. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

Accounts Receivable - We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for estimated credit losses, and such losses have been within management's expectations.

Inventory - Inventory consists primarily of computer hardware and software manual inserts and binders and is stated at the lower of first-in, first-out cost or market. Inventory of approximately $68,000 has been included in prepaid expenses and other current assets in the accompanying balance sheet.

Property and Equipment - Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful life of five years. Leasehold improvements are amortized over the shorter of the remaining life of the respective leases or the useful life of the improvements. Depreciation expense was $609,017 and $414,665 for the years ended December 31, 2003 and 2002, respectively.

Goodwill - Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets,which addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. Under SFAS No. 142, we are no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter.

In accordance with SFAS No. 142, we were required to perform a two-step transitional impairment test. The first step of this test was completed by June 30, 2002 with the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. Our reporting units are the same as the operating segments defined in Note 10. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied fair value. We determined that there was no impairment of goodwill upon transition, as well as, for the years ended December 31, 2003 and 2002.

Long-Lived Assets - Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance wit SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. There was no impairment of long-lived assets for the years ended December 31, 2003 and 2002.

Revenue Recognition - We license software products under noncancelable perpetual license agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended and interpreted by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and guidance of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation and disclosure of revenue in financial statements.

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

Basic and Diluted Net Loss Per Share - Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares for the years ended December 31, 2003 and 2002, totaling 55,080 and 55,380, respectively, have been excluded from diluted weighted average common shares as the effect would be antidilutive.

Income Taxes - We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is considered more likely than not that deferred tax assets will not be realized.

Stock-Based Compensation - We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

SFAS No. 123 requires the disclosure of pro forma net income (loss) had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including expected life, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of six years; stock volatility, 1%; risk-free interest rates of 4.0% in the years ended December 31, 2003 and 2002, respectively; and no dividends during the expected term. Our calculations are based on an option valuation approach, and forfeitures are recognized as they occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Had compensation costs for the plan been determined based on the fair value of the options and warrants at the grant dates consistent with the method of SFAS No. 123, our net loss would have been the following in the years ended December 31, 2003 and 2002:

Net loss:
As reported	$(5,960,014)	$(3,881,281)
Add: Total stock-based employee compensation expense
determined under fair value based method for all
awards - net of tax	(68,939)	(145,848)
Pro forma	$(6,028,953)	$(4,027,129)
Net loss per share - basic and diluted:
As reported	$ (0.46)	$ (0.30)
Pro forma	$ (0.47)	$ (0.31)

Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources. There is no difference between net loss and comprehensive loss in our financial statements for the years ended December 31, 2003 and 2002.

New Accounting Pronouncements - In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measu red and recorded at fair value. We adopted the provisions of SFAS No. 146 effective January 1, 2003 and such adoption did not have a material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We adopted the provisions of SFAS No. 148 effective January 1, 2003 and such adoption did not have a material impact on our financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003, the FASB issued FIN 46R, which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. As we have determined that we do not have any SPE's to which these interpretations apply, we will adopt FIN 46R in the first quarter of 2004. We do not believe that the adoption of FIN 46R will have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in it balance sheet:
  A financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;
  A financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and
  A financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely on predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuer's equity shares.

In November 2003, the FASB issued FASB Staff Position (FSB) No. 150-3, which deferred the effective dates for the applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests for public and nonpublic entities.

For public entities, SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003.

For mandatorily redeemable noncontrolling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. For other mandatorily redeemable noncontrolling interests that were issued before November 5, 2003, the measurement provisions of SFAS No. 150 are deferred indefinitely. For those instruments, the measurement guidance for redeemable shares and noncontrolling interests in other literature shall apply during the deferral period.

SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. We do not believe that the adoption of SFAS No. 150 will have a material impact on our financial statements.

Use of Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Customer Concentrations - We provide credit in the normal course of business to customers throughout the United States. One customer accounted for 17% of revenue for the year ended December 31, 2003 and two customers accounted for 16% and 10% of revenue for the year ended December 31, 2002.

Approximately 56% of accounts receivable was due from three customers as of December 31, 2003. All of our customers are in the retail industry.

Reclassifications - Certain reclassifications have been made to conform the 2002 financial statements to the 2003 presentation.

2.          ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2003:

Accrued vacation	$ 577,545
Accrued commissions	137,785
Deferred rent	106,678
Accrued management salary	58,917
Accrued sales and use tax	51,603
Accrued other	105,057
Total accrued expenses	$1,037,585

3.          INCOME TAXES

Our provision for income taxes consists of the following at December 31:

2003 2002
	2003	2002
Current:
Federal	$ -	$ -
State	9,600	9,600

	9,600	9,600

Deferred:
Federal	(1,840,757)	(1,216,928)
State	(473,329)	(245,717)
Change in valuation allowance	2,314,086	1,462,645

	$ 9,600	$ 9,600

Our reconciliation of income tax expense computed at the federal statutory rate of 34% to income tax expense is as follows:

	2003	2002
Tax at federal statutory rates	$(2,026,404)	$(1,316,372)
State income taxes - net	(309,534)	(170,922)
Other	31,452	34,249
Change in valuation allowance	2,314,086	1,462,645
	$ 9,600	$ 9,600

Deferred income taxes arise from the impact of temporary differences between the amounts of assets and liabilities recorded for tax and financial reporting purposes. The primary differences giving rise to our deferred tax assets and liabilities are as follows at December 31:

	2003	2002
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$ 270,065	$ 171,289
Accrued compensation	247,588	181,992
State taxes	3,264
Net operating loss carryforwards	10,283,017	8,108,664
Depreciation and amortization	(160,061)	(132,158)
Software development costs	19,375	19,375

	10,663,248	8,349,162
Valuation allowance	(10,663,248)	(8,349,162)

Total deferred tax assets (liabilities)	$ --	$ --

At December 31, 2003, we had federal and state net operating loss carryforwards of approximately $27,617,451 and $15,577,202, respectively, which begin to expire in 2007 and 2004, respectively. We may have experienced a greater than 50% change in ownership as defined under Internal Revenue Code Section 382, in which case our ability to utilize the net operating loss carryforwards may be limited.

4.          LINE OF CREDIT

On August 6, 2002, we entered into a $4,000,000 credit facility with a financial institution comprised of a $1,000,000 equipment line of credit and a $3,000,000 revolving line of credit. Each advance under the equipment line of credit is payable in 36 equal monthly installments, plus interest at 1.0% above the prime rate (4.0% at December 31, 2003). The revolving line of credit bears interest at 0.50% above the prime rate (3.5% at December 31, 2003).

Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined. As of December 31, 2003, available borrowings under the revolving line of credit were approximately $1,526,431. As of December 31, 2003, we have outstanding borrowings against our credit facility of $1,604,910 consisting of $131,341 under the equipment line of credit and $1,473,569 under the revolving line of credit.

Borrowings under the credit facility are secured by substantially all of our assets and we are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of December 31, 2003, we were in compliance with all covenants included in the terms of the credit facility.

In connection with our credit facility, we granted warrants to purchase 125,000 shares of common stock at an exercise price of $0.25 per share to the financial institution (see Note 5).

On February 27, 2004, we amended the above credit facility. All terms and conditions related to the line of credit remained unchanged and the line of credit matures in February 2005. The equipment line of credit was renewed at $500,000. Each advance under the equipment line of credit shall accrue interest at 0.75% above the prime rate and is payable monthly. On November 27, 2004, outstanding borrowings under the equipment line of credit shall be payable in 30 equal monthly installments, plus interest at 0.75% above the prime rate through the maturity date. At the time of maturity, all outstanding borrowings shall be immediately due and payable. The equipment line of credit matures in June 2007.

In connection with this amendment, we granted warrants to purchase 35,000 shares of our common stock at an exercise price of $0.25 per share to the financial institution.

5.          STOCKHOLDERS' EQUITY

Convertible Preferred Stock - During the year ended December 31, 2002, we raised $4,694,077 from the sale of 9,388,154 shares of Series B convertible preferred stock (Series B) at $0.50 per share, net of offering costs of $217,873.

In connection with the issuance of the Series B, we granted warrants to purchase 675,757 shares of common stock at an exercise price of $0.25 per share to a third party in consideration for investment banking services (see discussion below).

Our calculation of the estimated fair value of these warrants using the Black-Scholes pricing model used the following assumptions: expected life equal to contractual life of the warrants or five years, 135% volatility, risk-free interest rate of 4% and no dividends during the expected term.

Our Series A convertible preferred stock (Series A) and Series B convertible preferred stock originally contained a redemption feature that was subsequently deleted. The significant terms of our preferred stock are described below:

Voting Rights - Holders of the preferred stock have the same voting rights as the common stockholders and are entitled to vote on an as-converted to common stock basis. Both Series A and B preferred stockholders have the right to elect two directors.

Liquidation Rights - Holders of the preferred stock are entitled to a preferential distribution of assets in the event of liquidation. Upon the occurrence of any Liquidation Event, as defined below, our assets available for distribution to stockholders, whether from capital, surplus, earnings or otherwise shall be distributed in the following order of priority:

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

Dividends - The Series B, together with the Series A are entitled to receive cumulative cash dividends at a rate of 8% of the original issuance price per year, prior to the declaration of any dividend of the common stock or upon a Liquidation Event, (the "Preferred Dividend"). In addition to the cumulative dividends, holders of the Series A are entitled to receive an additional dividend of $0.06033 per share, payable in authorized but unissued shares of Series A valued at the original issuance price (the "Series A PIK Dividend"). As a result, we have reserved a total of 330,189 shares of Series A to be issued upon payment of the Series A PIK Dividend. The Preferred Dividend and the Series A PIK Dividend shall be payable, whether or not declared by the Board of Directors, upon the effective date of a Liquidation Event. The Series A PIK Dividend is also payable on the mandatory or voluntary conversion of all outstanding shares of Series A and Series B to common stock.

Conversion Rights - The conversion price of Series A and B is $0.50 per share. This conversion price is subject to adjustment for certain events, as defined. Series A and B are convertible automatically at the time of a qualified public offering, as defined, or any time at the option of the holder.

Antidilution Rights - Both holders of designated preferred stock are entitled to "full-ratchet" anti-dilutions rights. Under "full-ratchet" antidilution, the conversion price of the preferred stock is reduced to the price at which the dilutive securities are issued. A reduction in the conversion price will result in an increase in the number of shares of common stock that can be issued upon conversion. The issuance of Series B, at $0.50 per share, triggered the "full ratchet" antidilution rights afforded to Series A. As a result, the number of shares of common stock into which Series A are convertible increased from 5,816,037 to 12,330,000 shares. Holders of designated preferred stock are convertible at the holder's option into shares of common stock, on a share-for-share basis. Conversion is automatic in the event of a public offering of our common stock, meeting certain specified criteria.

Warrants - During the year ended December 31, 2002, we agreed to cancel warrants to purchase 397,783 shares of common stock originally valued at $285,865. The cancellation was recorded as an increase in preferred stock.

As discussed in Note 4, in August 2002, we granted warrants to purchase 125,000 shares of common stock at an exercise price of $0.25 per share to a financial institution. These warrants were immediately exercisable and expire on August 6, 2009. The estimated fair value of these warrants using the Black-Scholes pricing model of $29,238 was recorded as a prepaid financing charge and an increase in warrants to purchase common stock and is being amortized by charges to interest expense over a two-year period. Our calculation using the Black-Scholes pricing model used the following weighted- average assumptions: expected life equal to the contractual life of the warrants or seven years, 135% volatility, risk-free interest rate of 4% and no dividends during the expected term. All of these warrants remain outstanding and exercisable as of December 31, 2003.

As discussed above, in October 2002, we granted warrants to purchase 675,757 shares of common stock at an exercise price of $0.25 per share to a third party in consideration for investment banking services. These warrants are immediately exercisable and expire on October 30, 2007. The estimated fair value of these warrants using the Black-Scholes pricing model of $148,891 was recorded as a decrease to Series B and an increase in warrants to purchase common stock. Our calculation using the Black-Scholes pricing model used the following weighted-average assumptions: expected life equal to the contractual life of the warrants or five years, 135% volatility, risk-free interest rate of 4% and no dividends during the expected term. All of these warrants remain outstanding and exercisable as of December 31, 2003

In June 2000, we granted warrants to purchase 15,000 shares of common stock at an exercise price of $2.00 per share to a financial institution. These warrants are immediately exercisable and expire on June 30, 2005. The fair value attributable to these warrants was determined to be deminimus, and no value for these warrants has been recorded in the financial statements. All of these warrants remain outstanding and exercisable as of December 31, 2003.

6.          COMMITMENTS AND CONTINGENCIES

We lease certain facilities and equipment under agreements that expire at various times through 2007, which are accounted for as operating leases. Total rental expense for noncancelable operating leases was approximately $1,124,337 and $1,299,773 for the years ended December 31, 2003 and 2002, respectively. For those noncancelable leases with scheduled rental increases, rent expense is recorded on a straight-line basis over the lease term. Included in accrued liabilities is $106,678 of deferred rent at December 31, 2003.

We leased equipment with a net book value of $83,649, net of related accumulated depreciation of $651,311 at December 31, 2003, under capital lease agreements.

At December 31, 2003, future minimum lease payments, under operating and capital leases, consist of the following:

Year Ending December 31	Capital Leases	Operating Leases
2004	$ 28,358	$ 811,461
2005	26,963	825,916
2006	11,614	695,243
2007	1,929	145,690

Future minimum lease payments	68,864	$ 2,478,310
Less amount representing interest	(9,721)

Present value of future minimum lease payments	59,143
Less current portion	(24,270)

	$ 34,873

In connection with our facility lease, we have an agreement for the issuance of letters of credit up to an aggregate amount not to exceed $150,000. In connection with an agreement with a financial institution, we have an agreement for the issuance of letters of credit up to an aggregate amount not to exceed $500,000. At December 31, 2003, we had $150,000 of letters of credit outstanding. These amounts are not included in our financial statements.

During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets.

Litigation - In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our operations, cash flows and financial position.

7.          STOCK OPTIONS

We maintain two stock option plans for our employees, directors and consultants. The purpose of the plans is to provide employees, directors and consultants an opportunity to participate in our ownership.

Our 1993 stock option plan consists of: (1) the 1993 Equity Incentive Plan and (2) the 1993 Nonemployee/Directors Stock Option Plan (together, "1993 Option Plan"). The 1993 Option Plan provides for the issuance of up to 571,688 shares of common stock to employees, directors and consultants under incentive and nonstatutory stock option grants. Options granted under the 1993 Equity Incentive Plan have a term of 10 years when issued and vest over a five-year period. Options granted under the 1993 Nonemployee/Directors Stock Option Plan have a term of 10 years and vest immediately. Incentive and nonstatutory stock options may be granted at an exercise price equal to the fair market value of our common stock at the date of the grant. At December 31, 2003, there were 549,188 options outstanding and 22,500 options available for future grant under the 1993 Option Plan.

Our 2001 stock option plan consists of: (1) the 2001 Equity Incentive Plan and (2) the 2001 Nonemployee/Directors Stock Option Plan (together, "2001 Option Plan"). The 2001 Option Plan provides for the issuance of up to 12,287,402 shares of common stock to employees, directors and consultants under incentive and nonstatutory stock option grants. Options granted under the 2001 Equity Incentive Plan have a term of 10 years when issued and vest over a five-year period. Options granted under the 2001 Nonemployee/Directors Stock Option Plan have a term of 10 years and vest immediately. Incentive and nonstatutory stock options may be granted at an exercise price equal to the fair market value of our common stock at the date of the grant. At December 31, 2003, there were 8,128,888 options outstanding and 4,158,515 options available for future grant under the 2001 Option Plan.

Each director receives 10,000 fully vested options to purchase common stock upon his/her initial election to the Board of Directors and 5,000 fully vested options to purchase common stock at time of reelection, which occurs annually.

On November 12, 2001, we presented an offer to exchange outstanding options ("Exchange Offer") under our 1993 Option Plan to our employees and directors. On December 10, 2001, we cancelled an aggregate of 3,126,877 shares of our common stock pursuant to the Exchange Offer. On June 28, 2002, we reissued 3,092,677 replacement options under our 2001 Option Plan to our employees and directors with an exercise price of $0.25 per share, which represented the then-current estimated fair value of our common stock determined by our Board of Directors and based on an independent valuation.

On June 25, 1995, we issued an employee an option to purchase 51,156 shares of common stock at $0.20 a share. This issuance was not under the 1993 Option Plan. All options vested on the issuance date and shall expire on June 21, 2005.

Option activity for the 2001 and 2003 Option Plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
Outstanding - January 1, 2002	591,591	$ 0.66	463,658	$ 0.62
Granted (weighted-average fair
value of $0.05 per share)	3,153,477	$ 0.25
Exercised	(2,100)	$ 0.29
Canceled	(86,300)	$ 0.48
Outstanding - December 31, 2002	3,656,668	$ 0.33	3,221,918	$ 0.31
Granted (weighted-average fair	5,219,608	$ 0.25
value of $0.05 per share)
Canceled	(198,200)	$ 0.29

Outstanding - December 31, 2003	8,678,076	$ 0.27	4,692,595	$ 0.29

Additional information regarding options outstanding is as follows as of December 31, 2003:

	Options Outstanding ________________________________			Options Exercisable ___________________
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.20	275,400	0.91	$0.20	275,400	$0.20
$0.25	8,128,888	6.44	$0.25	4,199,296	$0.25
$0.53	112,200	7.64	$0.53	58,127	$0.53
$1.06	19,500	5.78	$1.06	18,100	$1.06
$1.29	2,000	6.24	$1.29	2,000	$1.29
$1.50	132,088	3.89	$1.50	131,672	$1.50
$2.00	8,000	6.60	$2.00	8,000	$2.00
	8,678,076			4,692,595

As discussed in Note 1, we continue to account for our stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

8.          401(k) RETIREMENT PLAN

We provide a 401(k) retirement plan (the "401(k) Plan") for our employees. Under the terms of the 401(k) Plan, we match dollar for dollar up to the first $250 contributed. For every dollar contributed over $250, we match $0.25 for each dollar contributed up to 6% of employee's compensation, not to exceed a maximum contribution of $2,500 a year. For the years ended December 31, 2003 and 2002, our total contributions were $169,782 and $134,084, respectively.

9.          RELATED PARTY TRANSACTION

A member of our Board of Directors also serves our customers as an independent consultant in our services department. During the year ended December 31, 2002, we paid him $1,185, for services he provided as a consultant for our organization. We had no related party transactions during the year ended December 31, 2003.

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

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues and gross profit, as this information is the only segment information provided to the chief operating decision-maker.

Operating segment data is as follows for the years ended December 31, 2003 and 2002:

	Licenses	Maintenance	Services	Other	Total
Year ended December 31, 2002:
Revenues	$9,382,571	$3,400,138	$7,031,817	$2,691,463	$22,505,989
Cost of revenues	479,879	1,188,290	4,006,606	1,555,721	7,230,496
Gross profit	$8,902,692	$2,211,848	$3,025,211	$1,135,742	$15,275,493
Year ended
December 31, 2003:
Revenues	$5,561,806	$3,787,985	$8,993,278	$2,870,681	$21,213,750
Cost of revenues	102,646	1,220,271	5,771,337	2,083,939	9,178,193

Gross profit	$5,459,160	$2,567,714	$3,221,941	$ 786,742	$12,035,557

******