Form 10QSB
period 2004-03-31
TCI SOLUTIONS INC
filed 2004-05-14
CIK 1167257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT
           For the transition period from ____________ to ____________

                         Commission file number 0-49783

                               TCI Solutions, Inc.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   33-0537151
     (State of incorporation)               (IRS Employer Identification No.)

                         17752 Skypark Circle, Suite 160
                            Irvine, California 92614
                                 (949) 476-1122
          (Address and telephone number of principal executive offices)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  |X|  No |_|

         The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 12,819,263 as of April 26, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

================================================================================
                              TCI Solutions, Inc.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                               March 31, 2004                        December 31, 2003
                                      --------------------------------        --------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                       $         3,221,174                    $          3,679,331
   Accounts receivable, net
      of allowances of $362,041
      at 3/31/04 and $630,404 at
      12/31/03                                               4,469,165                               3,254,155
Prepaid expenses and other
   current assets                                              461,934                                 245,584

                                      --------------------------------        --------------------------------
        Total current assets                                 8,152,273                               7,179,070
Property and equipment, net                                  1,662,817                               1,722,700
Goodwill                                                       529,031                                 529,031
Other assets                                                    19,765                                  19,765
                                      --------------------------------        --------------------------------
Total assets                                       $        10,363,886                    $          9,450,566
                                      ================================        ================================

LIABILITIES AND
   STOCKHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                $         1,297,784                    $          1,244,847
   Accrued expenses                                          1,130,604                               1,037,585
   Line of credit                                            1,587,001                               1,604,911
   Current portion of captial
      lease obligations                                         24,270                                  24,270
   Deferred revenue                                          3,224,856                                 765,440

                                      --------------------------------        --------------------------------
        Total current liabilities                            7,264,515                               4,677,053

                                      --------------------------------        --------------------------------
Captial lease obligation, net
   of current portion                                           29,309                                  34,873
                                      --------------------------------        --------------------------------


Commitments and
   contingencies (Note 4)


Stockholders' equity:
   Convertible preferred stock                             17,850,739                                17,850,739
   Common stock                                            37,480,012                                37,479,292
   Warrants to purchase
      common stock                                            178,129                                   178,129
   Accumulated deficit                                    (52,438,818)                              (50,769,520)

                                      --------------------------------        --------------------------------
         Net stockholders' equity                           3,070,062                                 4,738,640

                                      --------------------------------        --------------------------------
Total liabilities and
   stockholders' equity                             $      10,363,886                     $           9,450,566

                                      ================================        ================================


            See accompanying notes to condensed financial statements

                              TCI Solutions, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                       Three Months Ended
                                                                            March 31,

                                                                     2004                             2003
                                                -------------------------------- --------------------------------

Revenues:
   Software licenses                                                 $1,066,625                       $1,013,990
   Maintenance                                                        1,256,296                          925,400
   Services                                                           2,477,626                        2,051,564
   Other                                                                243,574                          521,664

                                                -------------------------------- --------------------------------
                            Total revenues                            5,044,121                        4,512,618
Cost of revenues:
   Software licenses                                                     41,083                           14,828
   Maintenance                                                          308,459                          353,780
   Services                                                           1,844,108                        1,267,075
   Other                                                                164,635                          257,004

                                                -------------------------------- --------------------------------
                    Total cost of revenues                            2,358,285                        1,892,687

Gross profit                                                          2,685,836                        2,619,931

Operating expenses:
   Product development                                                1,013,281                        1,099,660
   Sales and marketing                                                1,920,194                        1,996,090
   General and administrative                                         1,403,050                        1,525,485

                                                -------------------------------- --------------------------------
Total operating expenses                                              4,336,525                        4,621,235

                                                -------------------------------- --------------------------------
Loss from operations                                                 (1,650,689)                      (2,001,304)

Other expense, net                                                      (18,609)                          (8,009)

                                                -------------------------------- --------------------------------
Loss before income taxes                                             (1,669,298)                      (2,009,313)
Provision for income taxes                                                   --                               --

                                                -------------------------------- --------------------------------
Net loss                                                            ($1,669,298)                     ($2,009,313)

                                                ================================ ================================
Net loss per share - basic                                               ($0.13)                          ($0.16)
   and diluted
Weighted average common
shares outstanding - basic and
diluted                                                              12,820,245                       12,724,063


           See accompanying notes to condensed financial statements.

                              TCI Solutions, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                       Three Months Ended
                                                                            March 31,

                                                -----------------------------------------------------------------

                                                             2004                             2003
                                                -------------------------------- --------------------------------


Operating activities
Net loss                                                   $          (1,669,298)            $         (2,009,313)
Adjustments to reconcile net
   loss to net cash used in
operating activities:
Depreciation and amortization                                            169,602                          137,256
Provision for doubtful accounts                                                0                           90,000
Changes in operating assets
   and liabilities:
Accounts receivable                                                   (1,215,010)                         243,982
Prepaid expenses and other
   current assets                                                       (216,350)                         (95,048)
Other assets                                                                   0                          (53,021)
Accounts payable                                                          52,937                          (52,904)
Accrued expenses                                                          93,019                         (839,305)
Deferred revenue                                                       2,459,416                        2,422,677

                                                -------------------------------- --------------------------------
Net cash used in
   operating activities                                                 (325,684)                        (155,676)
Investing activities
Purchases of property and
   equipmen                                                             (109,719)                        (249,296)
Financing activities
Proceeds from line of credit                                                   0                          500,000
Repayments on line of credit                                             (17,910)                         (23,881)
Principal payments on
   capital lease obligations                                              (5,564)                          (1,588)
Proceeds from issuance of                                                    720                                0
   common stock

                                                -------------------------------- --------------------------------
Net cash provided by (used in)
   financing activities                                                  (22,754)                         474,531

                                                -------------------------------- --------------------------------
Net increase (decrease) in
   cash and cash equivalents                                            (458,157)                          69,559
Cash and cash equivalents at
   beginning of period                                                 3,679,331                        5,122,913

                                                -------------------------------- --------------------------------
Cash and cash equivalents at                               $           3,221,174             $          5,192,472
   end of period
                                                ================================ ================================


           See accompanying notes to condensed financial statements.

================================================================================
                               TCI Solutions, Inc.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2004 and 2003

1. Nature of Operations and Summary of Accounting Policies

The accompanying unaudited condensed financial statements included herein have been prepared by us in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-KSB for the year ended December 31, 2003.

In our opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Reclassifications--Certain amounts previously reported have been reclassified to conform with the presentation for the three months ended March 31, 2004.

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

Other revenue consists of the sales of third-party hardware and software products and is recognized upon delivery and passage of title.

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income
(loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares of 55,080 and 55,380 for the three months ended March 31, 2004 and 2003 respectively, have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including expected life, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option-pricing model (minimum value method) with the following weighted-average assumptions: expected life of six years; stock volatility, 1%; risk-free interest rates, 4.0% for the three months ended March 31, 2004 and 2003, respectively; and no dividends during the expected term. Our calculations are based on an option valuation approach, and forfeitures are recognized as they occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Had compensation costs been determined based on the fair value of the options and warrants at the grant dates consistent with the minimum value method of SFAS No. 123, our net loss would have been the following in the three months ended March 31, 2004 and 2003:



Three months-ended March 31,                                                    2004                       2003
Net loss:
  As reported                                                               $(1,669,298)               $(2,009,313)
  Add:  Total stock-based employee compensation expense
        determined under fair value based method for all awards             $   (98,205)               $    (1,853)
                                                                            -----------                -----------
  Pro forma                                                                 $(1,767,503)               $(2,011,166)
                                                                            ===========                ===========

Net loss per share--basic and diluted:
  As reported                                                                 ($0.13)                    ($0.16)
  Pro forma                                                                   ($0.14)                    ($0.16)

New Accounting Pronouncements


In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003, the FASB issued FIN 46R, which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. As we have determined that we do not have any SPE's to which these interpretations apply, the adoption of FIN 46R did not have a material impact on our financial statements.


In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in it balance sheet:

    o A financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

    o A financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

    o A financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely on predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuer's equity shares.


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

Our reportable operating segments include software licenses, maintenance, services, and other. The software licenses operating segment develops and markets our software products. The maintenance operating segment includes post-sale support for software products. The services segment provides fee-based implementation and training services related to our products. The other segment represents third party hardware and software products.

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales, and gross profit, as this information is the only information provided to the chief operating decision-maker.

Operating segment data for the three months ended March 31, 2004 and 2003 is as follows:

                                          Software
                                          Licenses            Maintenance          Services            Other              Total
Three months-ended March 31, 2004:
  Revenues                              $    1,066,625      $    1,256,296      $    2,477,626      $    243,574      $    5,044,121
  Cost of revenues                              41,083             308,459           1,844,108           164,635      $    2,358,285
                                        --------------      --------------      --------------      ------------      --------------

    Gross profit                        $    1,025,542      $      947,837      $      633,518      $     78,939      $    2,685,836
                                        ==============      ==============      ==============      ============      ==============

Three months-ended March 31, 2003:
  Revenues                              $    1,013,990      $      925,400      $    2,051,564      $    521,664      $    4,512,618
  Cost of revenues                              14,828             353,780           1,267,075           257,004           1,892,687
                                        --------------      --------------      --------------      ------------      --------------

    Gross profit                        $      999,162      $      571,620      $      784,489      $    264,660      $    2,619,931
                                        ==============      ==============      ==============      ============      ==============

Three customers accounted for 26.3%, 20.8% and 11.9%, respectively of revenues for the three months ended March 31, 2004. Two customers accounted for 19.0% and 18.9%, respectively of revenues for the three months ended March 31, 2003. Approximately 46% of accounts receivable was due from two customers as of March 31, 2004. All of our customers are in the retail industry.



3.  Credit Facility

We have an existing credit facility, which as amended, provides for a $3,000,000 revolving line of credit and a $500,000 equipment line of credit. Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined, and bear interest at 0.50% above the prime rate (4.00% at March 31, 2004). The revolving line of credit matures in February 2005.

The equipment line of credit bears interest at 0.75% above the prime rate and is payable monthly. On November 27, 2004, outstanding borrowings under the equipment line of credit shall be payable in 30 equal monthly installments, plus interest at 0.75% above the prime rate through the maturity date in June 2007. At the time of maturity, all outstanding borrowings shall be immediately due and payable.

As of March 31, 2004, we have outstanding borrowings against the credit facility of $1,587,001, consisting of $113,431 under the equipment line of credit and $1,473,570 under the revolving line of credit. As of March 31, 2004, available unused borrowings under the revolving line of credit was $1,526,431.

Borrowings under the credit facility are secured by substantially all of our assets and we are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of March 31, 2004, we were in compliance with all covenants included in the terms of the credit facility.


4.  Commitments and Contingencies

We lease certain facilities and equipment under non-cancelable agreements that expire at various times through October 2007, which are accounted for as operating leases.

Future minimum lease payments under non-cancelable operating leases consist of the following:

           Year ending December 31:
              2004 (April 1 through December 31)                   $606,352
              2005                                                  825,916
              2006                                                  695,243
              2007                                                  145,690
                                                                    -------
           Future minimum lease payments                         $2,273,201

Guarantees and Indemnifications - During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated, and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations and thus no liabilities have been recorded for these obligations on our balance sheet at March 31, 2004.

Litigation - In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our operations, cash flows and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with "Our Strategy" to give the reader an overview of business goals and the direction in which our business and products are moving. This is followed by a discussion of the "Critical Accounting Policies" that we believe are important to understanding the assumptions and judgments incorporated in this quarterly report for the period ended March 31, 2004, beginning with an "Overview". We then provide an analysis of the financial results for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. We conclude this MD&A with our "Business Outlook" section wherein we discuss the outlook for the remainder of 2004.


Forward Looking Statements


This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-QSB, including "Item 1: Financial Statements". The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by uncertainties and risk factors described throughout this filing and particularly in the "Business Outlook" section. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we can not assure you that such expectations will occur. Our actual results may differ materially, and you should not unduly rely on these forward-looking statements, which speak only as of the date of this report. These forward-looking statements do not reflect the potential impact of any business activities not completed as of May 14, 2004.


Our Strategy


We provide strategic pricing and inventory management solutions that enable grocers to increase top and bottom lines by speeding decisions into action. By helping grocers to automate complex pricing strategies, streamline inventory management processes, and execute consistently across the retail enterprise - from Headquarters to the Store - we empower grocery retailers and wholesalers to connect with their customers, respond rapidly to market changes and dramatically improve customer image. Our customers gain competitive advantage in their markets using our strategic pricing and inventory management solutions, while growing top-line revenues and improving chain and store profits. We service more than 400 chains and have over 15,000 installations worldwide. TCI is a market leader for strategic pricing and inventory management solutions within grocery retail.


We intend to solidify our presence in grocery retail and wholesale, broaden our product offering with new and complimentary products developed internally and through partnerships, and focus on the critical elements of operational execution. Our goal is to enhance retail operations and execution with high quality solutions to add and retain valuable customers. Key elements of our strategy to fulfill our vision are outlined in the points that follow:

    o Operational Efficiency - Subsequent to a strategic review launched earlier this year by management, we reorganized in order to increase the allocation of resources to critical markets and products. Additionally, we more clearly defined our business strategy and core business activities. As a result, we have developed a new operating structure designed to help boost software license revenues and shrink operating costs in order to improve operational efficiency and enhance customer satisfaction. The actions we have taken include:

           o New Market Definitions - Our focus began with clearly defining our targeted customer base within grocery retail and the related alignment of resources with the following market definitions:

               Mainstream & Enterprise Marketplace - For this marketplace, we focus on delivering a high quality, strategic pricing and inventory management solutions that deliver rich and flexible functionality. This marketplace also has the following attributes:

                   o   Retailers with greater than or equal to 10 stores.

                   o   Sophisticated functional requirements.

                   o   Sales occur primarily through our direct sales force.

                   o Implementations range from simplistic to sophisticated and may be supported through strategic implementation partners.

               Packaged Marketplace - Within this marketplace we offer a competitively priced solution with the benefits of pre-defined functionality, rapid implementation and minimal support requirements. Additionally, this marketplace has the following characteristics:

                   o   Retailers with less than 10 stores.

                   o   Minimal functional requirements.

                   o Dealers are our primary sale and delivery mechanism for product sales.

           o Develop and Leverage Strategic Relationships - We continue to establish strategic business relationships that enhance the delivery of our products, professional services and the development of our products that complement our current software solutions. We believe these relationships can provide greater market presence, greater opportunity to increase sales, improve operational efficiencies and provide greater access to other retail sectors and international markets. Additionally, within our packaged marketplace, software is now primarily going to be sold and serviced through our reseller and point-of-sale dealer networks.

    o Customer Satisfaction - We are continuing to further develop initiatives designed to focus the organization on delivering more value to both our new and existing customer base by improving quality, satisfaction and the efficiency of our customers' experience with us. The initiatives we are cultivating for the benefit of our customers are as follows:

           o Product Development Process - We continue to implement new processes for operational improvement around product development. Initially addressing the product management process and market requirements definition, the Product Development Process includes formality around functional and technical specifications. These processes and procedures insure that we remain in touch with delivering high quality solutions that meet the functional needs of our customers.

           o Engagement Management - Engagement Management is an initiative complete with governances and processes that have aided in the creation of great customer experiences both during and beyond our software implementations. Our goal is to optimize the project and satisfy our customer. It begins with understanding our customer's expectations. Engagement management transcends the implementation and improves the depth of our win-win customer relationships throughout our organization.

           o Quality and Customer Centricity - A critical component to our success as a developer of technology products starts with listening to user concerns and understanding their requirements from the beginning. We put the customer at the center of our organizational structure and it is very important to us that the customer always has a single integrated view of our company. Our quality and customer centricity initiatives are focused on continuously improving in these areas.

Critical Accounting Policies


Our discussion and analysis of results of operations and financial condition are based upon financial statements that we prepared in accordance with accounting principles generally accepted in the United States of America.


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


Software license revenue is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered reasonably assured. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and that revenue is recognized once the element is delivered. Revenues attributable to undelivered elements, including services and post-contract support, are based on the average sales price of those elements when sold separately. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. We do not offer rights of return.


Services are separately priced, are generally available from a number of suppliers and are not essential to the functionality of our software products. Services, which include project management, system planning, design and implementation, customer configurations and training, are billed on an hourly basis. Services revenue billed on an hourly basis is recognized as the work is performed.


Customer support services include post-contract support and the rights to unspecified upgrades and enhancements, when and if available. Maintenance revenues from ongoing customer support services are billed on an annual or quarterly basis with the revenue being deferred and recognized ratably over the maintenance period.


Other revenue is recognized when the third-party hardware and software products have been shipped and title has passed.

Accounts Receivable - We typically extend credit to our customers. Payments for software licenses generally include payment terms with installments due within ninety days from the date of shipment. Billings for customer support and professional services performed on a time and material basis are due on net 30-day terms. We review past due accounts and provide specific reserves based upon the information we gather from sources including customers, subsequent cash receipts, professional services, and credit rating services such as Dunn & Bradstreet. We estimate the probability of collection of the receivable balances and provide an allowance for doubtful accounts based upon an evaluation of our customers' ability to pay and general economic conditions. While our losses have historically been within our estimates, we cannot guarantee that we will continue to experience the same collection experience. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future periods. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense which could have a material adverse impact on our results of operations and financial position for the periods in which such additional expense occurs.


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


Stock-Based Compensation - We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the estimated fair market value of the underlying common stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made, and shares issued under our employee stock purchase plan, as if the fair-value method defined in SFAS No. 123 had been applied. If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95", we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results.

Significant Trends and Developments in Our Business

Revenue Trends - We see signs of domestic economic recovery and currently have a strong software sales pipeline. We believe there are a significant number of sales opportunities that will support a sustained level of activity and we anticipate increases in software license revenues and related services revenues throughout 2004. The preponderance of the business in the near term continues to be for our TCI Retail solutions. Our strategy to organize the company around our two primary market definitions, Packed Solutions and Enterprise/Mainstream Solutions is enhancing our capabilities of delivering market specific products and services that we believe will lead towards increased software license revenue and improve our overall growth rate for total revenue.

New Products and Distribution to Markets. We invested $1.0 million for the three months ending March 31, 2004 and a total of $26.9 million since the creation of TCI Retail in 1996 toward new product development efforts. We have released enhanced versions of our core software products for the past three years and expanded the breadth of our product portfolio. Our recent efforts include the development of new TCI Retail products such as TCI thinStore, TCI inStore and TCI inStore Host along with Integration Workbench. Additional development focused on the release of industry compliant software for the 'GTIN' or Global Trade Item Number data standard. Our goal in 2004 is to continue aligning our product development with the Packaged and Enterprise/Mainstream marketplaces by specifically developing applications that serve these retailers needs. Additionally, we are currently focusing development resources on integration to third party vendors that can deliver value-added functionality in the form of analytics, movement analysis and computer assisted ordering for our TCI Retail product.


Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

Revenues consist of software license revenues, maintenance, services and other revenues, which represents 21.2%, 24.9%, 49.1% and 4.8%, respectively, of total revenues for the three months ended March 31, 2004 compared to 22.5%, 20.5%, 45.5% and 11.6%, respectively, for the three months ended March 31, 2003. Total revenues for the three months ended March 31, 2004 were $5.0 million, an increase of $0.5 million, or 11.8%, from the $4.5 million reported for the three months ended March 31, 2003.

Revenues

Software Licenses. Software license revenue for the three months ended March 31, 2004 and 2003 increased 5.2% to $1.1 million from $1.0 million. Software license revenue represented 21.2% of total revenues, for the three months ended March 31, 2004 compared to 22.5% for the three months ended March 31, 2003. Our pipeline for software licenses is strong and the buying cycles of customers appear to have stabilized and thus, we are optimistic that we will see software license growth throughout the year.

Maintenance. Maintenance revenue for the three months ended March 31, 2004 increased 35.8% to $1.3 million from $0.9 million for the three months ended March 31, 2003. The increase in maintenance revenue primarily results from $6.6 million in new software licenses sold for the fifteen-month period ended March 31, 2004, resulting in an increase in the number of customers under maintenance contracts. Maintenance revenue represented 24.9% of total revenues, for the three months ended March 31, 2004 compared to 20.5% for the three months ended March 31, 2003.

Services. Services revenue for the three months ended March 31, 2004 increased 20.8% to $2.5 million from $2.1 million for the three months ended March 31, 2003. The increase in services revenue is directly attributed to implementation services associated with the increased sales of our TCI Retail products. We anticipate growth in services revenue for the year due to our expected growth in software sales. Services revenue represented 49.1% of total revenues, for the three months ended March 31, 2004 compared to 45.5% for the three months ended March 31, 2003.

Other. Other revenue for the three months ended March 31, 2004 decreased 53.3% to $0.2 million from $0.5 million for the three months ended March 31, 2003. The decrease in other revenue results from delivering less hardware. We are in the process of developing relationships that will deliver more of what our customers have asked for - complimentary software applications that can be integrated with our TCI Retail product. In the near term, we believe that other revenues will remain steady as a percentage of our overall revenues during this transition, but as this transition and focus on complimentary software grows, these relationships will enable greater revenue growth in the future. Other revenue represented 4.8% of total revenues, for the three months ended March 31, 2004 compared to 11.6% for the three months ended March 31, 2003.

Gross Profit

Gross profit dollars for the three months ended March 31, 2004 increased 2.5% to $2.7 million. The increase in gross profit dollars is primarily from the increase in maintenance revenues, partially offset by decreases in other revenues and in margins for services for the three months ended March 31, 2004. Gross profit percent for the three months ended March 31, 2004 decreased 4.9% to 53.2% from 58.1% for the three months ended March 31, 2003. The decrease in gross profit percentage for the three months ended March 31, 2004 versus 2003 is primarily due to a decrease in gross margin earned in other revenue and an increase in the cost of delivering services.

Software License Margins. Software license margins for the three months ended March 31, 2004 increased marginally by 2.6% from March 31, 2003. The increase in software license margins for the three months ended March 31, 2004 is primarily due to increased software sales offset by an increase in direct selling expenses paid to a reseller. Software license margins as a percentage of software license revenue were 96.2% for the three months ended March 31, 2004, compared to 98.5% for the three months ended March 31, 2003.

Maintenance Margins. Maintenance revenue margins for the three months ended March 31, 2004 increased 65.8% to $0.9 million from $0.6 million for the three months ended March 31, 2003. Maintenance revenue margins as a percentage of maintenance revenue were 75.5% for the three months ended March 31, 2004, compared to 61.8% for the three months ended March 31, 2003. The increase in maintenance revenue margins as a percentage of maintenance revenue for the three months ended March 31, 2004 is primarily due to an increase in maintenance revenue of 35.7%, resulting from $6.6M in new software licenses sold and an increase in the number of customers under maintenance contracts for the 15 month period ended 3/31/04. Maintenance costs decreased in the same period due to the closure of a regional office used for customer support that will now be housed within our Tucson facility.


Services Margins. Services revenue margins for the three months ended March 31, 2004 decreased 19.2% to $0.6 million from $0.8 million for the three months ended March 31, 2003. The decrease in services revenue margins for the three months ended March 31, 2004 is primarily due to the increases in services revenues of $0.5 million offset by increased headcount and related expenses of $0.4 million and $0.2 million invested in internal training and certification programs to increase customer satisfaction. Services revenue margins as a percentage of services revenue were 25.6% for the three months ended March 31, 2004, compared to 38.2% for the three months ended March 31, 2003.


Other Margins. Other revenue margins for the three months ended March 31, 2004 and 2003 decreased 70.2% to $0.1 million from $0.3 million for the three months ended March 31, 2003. Other revenue margins as a percentage of other revenue were 32.4% for the three months ended March 31, 2004, compared to 50.7% for the three months ended March 31, 2003. The decrease in other revenue margins as a percentage of other revenue for the three months ended March 31, 2004 was primarily related to variances in third party vendor pricing over the same period in 2003. This decrease in other revenue related to lower hardware sales within our packaged marketplace. We believe that other revenues will stabilize and eventually grow as a percentage of our overall revenues, due in part to our transition to focus on third party software revenue opportunities that add value to our customer's product portfolio and produce greater margins through third party software license sales.


Operating Expenses

Operating expenses for the three months ended March 31, 2004 and 2003 decreased 6.2% to $4.3 million from $4.6 million. Operating expenses represented 86.0% of total revenues, for the three months ended March 31, 2004 compared to 102.4% for the three months ended March 31, 2003.

Product Development. Product development expenses for the three months ended March 31, 2004 decreased 7.9% to $1.0 million from $1.1 million for the three months ended March 31, 2003. The decrease in product development expense primarily results from efforts to increase development efficiencies through process improvement and through the reduction of expenses associated with lower development resources needed to support our heritage product, IMS. Product development expenses represented 20.1% of total revenues for the three months ended March 31, 2004 compared to 24.4% for the three months ended March 31, 2003.

Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2004 decreased 3.8% to $1.9 million from $2.0 million for the three months ended March 31, 2003. The decrease in sales and marketing expenses during the three months ended March 31, 2004 is primarily due to decreased activity levels for marketing coupled with focused cost control efforts. Sales and marketing expenses represented 38.1% of total revenues, for the three months ended March 31, 2004 compared to 44.2% for the three months ended March 31, 2003.

General and Administrative. General and administrative expenses for the three months ended March 31, 2004 decreased 8.0% to $1.4 million from $1.5 million for the three months ended March 31, 2003. The decrease in general and administrative expenses during the three months ended March 31, 2004 is due to a focused cost control efforts and a decrease in bad debt expense. General and administrative expenses represented 27.8% of total revenues for the three months ended March 31, 2004 compared to 33.8% for the three months ended March 31, 2003.


Liquidity and Capital Resources

Historically, we have financed our operations primarily through private sales of equity securities. We expect to finance future operations through existing cash, working capital and private sales of equity securities. We had working capital of $0.9 million at March 31, 2004 compared with $2.5 million at December 31, 2003. The decrease in working capital is primarily due to an increase in deferred revenue. Cash and cash equivalents at March 31, 2004 were $3.2 million, a decrease of $0.5 million from the $3.7 million reported at December 31, 2003. Cash balances decreased in the three months ended March 31, 2004 primarily as a result of a net loss and an increase in accounts receivable, partially offset by the increase in deferred revenue attributed to our annual maintenance billing recorded in the three months ended March 31, 2004.

Operating activities used cash of $0.3 million in the three months ended March 31, 2004. Cash used by operating activities in the three months ended March 31, 2004 results primarily from a net loss of $1.7 million, a $1.2 million increase in accounts receivable resulting from a $0.3 million increase in sales and a $0.3 million decrease in allowances and an increase in deferred revenue of $2.5 million relating to our annual maintenance billing. We had net receivables of $4.5 million at March 31, 2004 compared to $3.3 million at December 31, 2003.

Investing activities used cash of $0.1 million in the three months ended March 31, 2004. Cash used by investing activities in the three months ended March 31, 2004 results from the purchase of computer equipment and office furnishings. We expect capital expenditures to be approximately $0.4 million for the remainder of 2004, which will be paid using existing cash and cash equivalents and our equipment line of credit.

Financing activities used cash of $23 thousand during the three months ended March 31, 2004. Cash used by financing activities for the period ending March 31, 2004 results from the repayment of our line of credit and capital lease obligations.

We believe that our cash and cash equivalents, collections of annual maintenance billings, and cash generated from operations, will provide adequate liquidity to meet our anticipated operating requirements for at least the next twelve months.

Business Outlook


As we look ahead to the rest of 2004, we are planning for growth. Our financial results, however, are substantially dependent upon sales of TCI Retail software. Revenue is partly a function of the mix of software, services, maintenance and other third party hardware and software sales. Our margins are highest for software and maintenance and significantly lower for our services and other revenue categories. Our margins are also affected by the product mix within the various markets we serve. Margins are higher in the Enterprise/Mainstream market than in Packaged due to the fact that the overall sale in the Enterprise/Mainstream market is weighted towards our higher margin offerings of software and maintenance. Our gross margin as a result, varies with revenue levels from the various markets and the revenue mix.


We further believe that we have the product offerings, personnel, competitive and financial resources for continued business success. Future revenues, gross margins and profits however, are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast. As a result, there are no assurances that we will achieve these objectives. See 'Certain Risks that May Affect Future Results' herein for a more detailed discussion of the risks that may affect our business.


New Accounting Pronouncements


In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003, the FASB issued FIN 46R, which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. As we have determined that we do not have any SPE's to which these interpretations apply, the adoption of FIN 46R did not have a material impact on our financial statements.


In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in it balance sheet:

    o A financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

    o A financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

    o A financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely on predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuer's equity shares.


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


Certain Risks That May Affect Future Results


Investors evaluating our business should carefully consider the factors described below and all other information contained in this Form 10-QSB. While management is optimistic about our long-term prospects, we do operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that we believe may adversely affect our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. This section should be read in conjunction with the audited Financial Statements and Notes thereto for the periods ended March 31, 2004 and 2003 contained elsewhere in this Form 10-QSB.


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


Our Quarterly Operating Results May Fluctuate Significantly and Economic Conditions Could Impair Our Ability to Execute Our Business Plan and Thereby, Negatively Impact Our Financial Condition. Our quarterly operating results have varied in the past and are expected to continue to vary in the future. Significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

    o   the demand for and market acceptance of our software solutions;

    o   changes in the length of our sales cycle;

    o the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;

    o lower than anticipated consumption and/or utilization of our professional services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products;

    o competitors' announcements or introductions of new software solutions, services or technological innovations;

    o our ability to develop, introduce and market new products on a timely basis;

    o customer deferral of material contracts in anticipation of new releases or new product introductions;

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


Decreases in Demand From Grocery Retailers Could Hurt Our Ability to Generate Revenues. Historically, we have derived almost 100% of our revenues from the licensing of software products and the performance of related services to the grocery retail industry. Our future growth is critically dependent on increased sales to grocery and other retail sectors within the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the license of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns. Such downturns may cause customers to exit the industry or delay, cancel or reduce any planned expenditure for information management systems and software products.


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


We May Introduce New Lines of Business and Channel Distribution Strategies Where We are Less Experienced and Unable to Successfully Sell That Could Result Negatively Impact Revenues and Our Results of Operations. We may introduce new lines of business and channel sale/distribution strategies that are outside our traditional focus on software licenses, related maintenance and professional services. Introducing new lines of business involves a number of uncertainties, including a lack of internal resources and expertise to operate and grow new lines of business, manage new distribution systems, immature internal processes and controls, predicting revenues and expenses for the new lines of business, and the possibility that such new lines of business will divert management attention and resources from our traditional business. The inability of management to effectively develop and operate these new lines of business could have a material adverse effect on our business, operating results and financial condition. Moreover, we may not be able to gain acceptance of any new lines of business in our markets or channel strategies or obtain the anticipated or desired benefits of such new lines or channel sale/distribution strategies.


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


A Loss of Important Customers May Result in a Loss of Revenues. Three customers accounted for 26.3%, 20.8% and 11.9%, respectively of revenues for the three months ended March 31, 2004. For the three months ended March 31, 2003, two customers accounted for 19.0% and 18.9%, respectively. No other single customer accounted for more than 10% of the three months ended March 31, 2004 or 2003. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.


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


There May Be an Increase in Customer Bankruptcies Due to Weak Regional Economic Conditions and Result in Uncollectible Accounts Receivable Balances. We have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions, such as those being experienced in some geographic regions we serve, there is an increased risk that certain of our customer will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for professional services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amount, and may force us to disgorge payments made during the preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be less certain or harder to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.


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


If We Lose Key Personnel or are Unable to Attract and Retain Additional Personnel, Our Ability to Grow Our Business Could be Harmed. Our performance depends in large part on the continued performance of our executive officers and other key employees. All of our key personnel have employment contracts with us. The contracts are generally described in Item 6, Executive Compensation, below. The loss of the services of these executive officers or other significant employees could negatively impact our business.


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


We Are Controlled by Institutional Investors Who May Not Act in the Best Interests of Our Other Shareholders. Institutional investors hold 99.8% of our outstanding Series A Preferred Stock and in excess of 95.8% of our outstanding Series B Preferred Stock. The preferred stock votes on an as-converted to common stock basis and the preferred stock and common stock vote together as a single class. Currently, the outstanding preferred stock held by institutional investors represents approximately 73% of our outstanding capital stock on an as-converted basis. As a result, the institutional investors, as a group, hold controlling interests in us and will be able to make decisions in their own interest which may not be in the best interests of other stockholders. This would include decisions to sell some or all of our assets, merge with another entity, commence an initial public offering or dissolve. Our institutional investors have certain anti-dilutive and preemptive rights, as more particularly described in Part I, Item 8, "Description of Securities" Registration Statement on our Form 10-SB as amended. Our institutional investors also have senior rights in the event of our liquidation. In the event a liquidation were to occur, common stockholders would not be entitled to any proceeds of such liquidation until the liquidation rights of our institutional investors were fully satisfied. As a result, we can provide no assurances that common stockholders will receive any proceeds in the event of our liquidation or sale to the extent that the liquidation rights of our institutional investors are not fully paid.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer (CEO) and Chief Financial Officer
(CFO) as appropriate to allow timely decisions regarding required disclosures.


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


Changes in Internal Controls - There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls subsequent to the date of our CEO and CFO completing their evaluation.

Item 4. Submission of Matters to a Vote of Security Holders.


On February 18, 2004, a majority of our stockholders took action by written consent in lieu of a special meeting and approved (i) an amendment to increase the authorized number of shares of our common stock from 65,000,000 to 67,000,000, (ii) an amendment to our 2001 Equity Incentive Plan to increase the number of shares of common stock available for issuance by 1,126,919 shares, and
(iii) an amendment to our 2001 Non-Employee Directors' Stock Option Plan to increase the number of shares of common stock available for issuance by 150,000 shares. A total of 37,828,940 shares of voting stock (which includes common stock and shares of preferred stock that vote on an as-converted to common stock basis) approved each of the above matters submitted.

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


-------------------------------------------------------------------------------------------
Exhibit No.                                  Description
-------------------------------------------------------------------------------------------
3.1***      Certificate of Amendment of the Fourth Amended and Restated Certificate of
            Incorporation of TCI Solutions, Inc.
-------------------------------------------------------------------------------------------
3.2*        Fourth Amended and Restated Certificate of Incorporation of TCI Solutions, Inc.
-------------------------------------------------------------------------------------------
3.3*        Bylaws of TCI Solutions, Inc. and Amendments thereto
-------------------------------------------------------------------------------------------
4.1*        Amended and Restated Stockholders Agreement dated December 21, 2001 among TCI
            Solutions, Inc. and the Stockholders listed on Schedule I thereto
-------------------------------------------------------------------------------------------
4.2*        First Amendment to Amended and Restated Stockholders Agreement dated April 10,
            2002 among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto
-------------------------------------------------------------------------------------------
4.3*        Second Amendment to Amended and Restated Stockholders Agreement dated April
            2002, among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto.
-------------------------------------------------------------------------------------------
4.4*        Second Amended and Restated Registration Rights Agreement dated April 10, 2002 among TCI Solutions, Inc. and the persons identified on Schedule I thereto
-------------------------------------------------------------------------------------------
4.5*        Management Rights Letter in favor of InnoCal II, L.P. dated December 21, 2001
-------------------------------------------------------------------------------------------
4.6*        Management Rights Letter in favor of Productivity Fund IV dated December 21,
            2001
-------------------------------------------------------------------------------------------
4.7**       Warrant to Purchase a 125,000 shares of Common Stock of TCI Solutions, Inc. in favor of Comerica Bank-California dated August 6, 2002
-------------------------------------------------------------------------------------------
10.1**      Loan and Security Agreement dated August 6, 2002 between TCI Solutions, Inc.
            and Comerica Bank, N.A.
-------------------------------------------------------------------------------------------
10.2***     First Amendment to Loan and Security Agreement dated August 5, 2003 between
            TCI Solutions, Inc. and Comerica Bank, N.A.
-------------------------------------------------------------------------------------------
10.3***     Second Amendment to Loan and Security Agreement dated January 28, 2004 between
            TCI Solutions, Inc. and Comerica Bank, N.A.
-------------------------------------------------------------------------------------------
10.4***     Third Amendment to Loan and Security Agreement dated February 28, 2004 between
            TCI Solutions, Inc. and Comerica Bank-California
-------------------------------------------------------------------------------------------
10.5***     Warrant to Purchase 35,000 shares of Common Stock of TCI Solutions, Inc. in favor of Comerica Bank-California dated February 27, 2004
-------------------------------------------------------------------------------------------
10.6***     Employment Agreement dated January 1, 2003 between TCI Solutions, Inc. and
            Lance Jacobs
-------------------------------------------------------------------------------------------
10.7***     Employment Agreement dated January 1, 2003 between TCI Solutions, Inc. and
            Stephen DeSantis
-------------------------------------------------------------------------------------------
10.8***     Employment Agreement dated January 1, 2003 between TCI Solutions, Inc. and
            David Berg
-------------------------------------------------------------------------------------------
10.9*       2001 Equity Incentive Plan of TCI Solutions, Inc. and Amendments thereto
-------------------------------------------------------------------------------------------
10.10*      2001 Non-Employee Directors' Stock Option Plan of TCI Solutions, Inc.
-------------------------------------------------------------------------------------------
10.11*      1993 Equity Incentive Plan of TCI Management, Inc. (now TCI Solutions, Inc.)
-------------------------------------------------------------------------------------------
10.12*      1993 Non-Employee Directors' Stock Option Plan of TCI Management, Inc. (now
            TCI Solutions, Inc.)
-------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------
Exhibit No.                                  Description
-------------------------------------------------------------------------------------------
31.1        Section 302 Certification of Chief Executive Officer Pursuant to Rule
            13a-14(a)/15d-a4(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------
31.2        Section 302 Certification of Chief Financial Officer Pursuant to Rule
            13a-14(a)/15d-a4(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------
32.1****    Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as
            adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------
32.2****    Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as
            adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------


* Incorporated by reference to the registrant's Form 10-SB filed with the Commission on April 30, 2002.


** Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB filed on November 14, 2003.


*** Incorporated by reference to the registrant's Annual Report on Form 10-KSB filed on March 30, 2004.



**** Pursuant to Commission Release No. 33-8238, this certification will be treated as 'accompanying' this Quarterly Report on Form 10-QSB and not 'filed' as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates by reference.



Reports on Form 8-K


None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               TCI SOLUTIONS, INC.


Dated: May 14, 2004                       By:  /s/ Lance C. Jacobs
                                               ---------------------------------
                                               Lance C. Jacobs
                                               Chief Executive Officer

Dated: May 14, 2004                       By:  /s/ Stephen P. DeSantis
                                               ---------------------------------
                                               Stephen P. DeSantis
                                               Chief Financial Officer