Form 10QSB
period 2004-06-30
TCI SOLUTIONS INC
filed 2004-08-13
CIK 1167257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

                                Yes |X|  No |_|

        The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 12,822,146 as of July 26, 2004.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.
================================================================================

                               TCI Solutions, Inc.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                              June 30, 2004                   December 31, 2003
                             -------------------------------  ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents               $      2,813,403                $      3,679,331
   Accounts receivable, net
      of allowances of $386,659
      at 6/30/04 and $630,404 at
      12/31/03                                    3,427,513                       3,254,155
   Prepaid expenses and
       other current assets                         221,258                         245,584
                            --------------------------------- -------------------------------
        Total current assets                      6,462,174                       7,179,070
   Property and equipment, net                    1,553,030                       1,722,700
   Goodwill                                         529,031                         529,031
   Other assets                                      19,765                          19,765

                            --------------------------------- -------------------------------
               Total assets                $      8,564,000                $      9,450,566
                            ================================= ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                        $      1,440,376                $      1,244,847
   Accrued expenses                                 934,065                       1,037,585
   Line of credit                                 1,700,009                       1,604,911
   Current portion of capital
      lease obligations                              24,270                          24,270
   Deferred revenue                               2,179,520                         765,440

                            --------------------------------- -------------------------------
        Total current
          liabilities                             6,278,240                       4,677,053

                            --------------------------------- -------------------------------
Capital lease obligation, net
   of current portion                                23,400                          34,873

                            --------------------------------- -------------------------------
           Total liabilities               $      6,301,640                $      4,711,926

                            --------------------------------- -------------------------------
Commitments and
   contingencies (Note 4)

Stockholders' equity:
   Convertible preferred stock             $     17,850,740                $     17,850,740
   Common stock                                  37,480,013                      37,479,291
   Warrants to purchase
      common stock                                  178,129                         178,129
   Accumulated deficit                          (53,246,522)                    (50,769,520)

                            --------------------------------- -------------------------------
        Net stockholders'
          equity                                  2,262,360                       4,738,640

                            --------------------------------- -------------------------------
Total liabilities and
   stockholders' equity                    $      8,564,000                $      9,450,566
                            ================================= ===============================


            See accompanying notes to condensed financial statements

================================================================================

                               TCI Solutions, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended            Six Months Ended
                                         June 30,                      June 30,

                               ----------------------------  -----------------------------
                                   2004          2003            2004           2003
Revenues:
   Software licenses                $916,086    $2,833,035      $1,982,711     $3,847,025
   Services                        2,940,277     2,196,145       5,417,903      4,247,709
   Maintenance                     1,256,296     1,068,289       2,512,592      1,993,689
   Other                             355,100     1,077,510         598,674      1,599,174

                               ----------------------------- ------------------------------
Total revenues                     5,467,759     7,174,979      10,511,880     11,687,597
Cost of revenues:
   Software licenses                 148,471        59,044         189,555         73,873
   Services                        1,768,880     1,402,719       3,665,657      2,669,793
   Maintenance                       201,062       309,433         555,864        663,213
   Other                             294,913       784,051         459,548      1,041,055

                               ----------------------------- ------------------------------
Total cost of revenues             2,413,326     2,555,247       4,870,624      4,447,934

Gross profit                       3,054,433     4,619,732       5,641,256      7,239,663

Operating expenses:
   Product development               817,880     1,037,823       1,831,160      2,137,483
   Sales and marketing             1,648,546     1,973,687       3,526,328      4,027,978
   General and administrative      1,376,077     1,483,324       2,722,525      2,950,608

                               ----------------------------- ------------------------------
Total operating expenses           3,842,503     4,494,834       8,080,013      9,116,069

                               ----------------------------- ------------------------------
Income(loss) from operations        (788,070)      124,898      (2,438,757)    (1,876,406)

  Other expense, net                 (19,636)      (17,611)        (38,245)       (25,618)

                               ----------------------------- ------------------------------
Income/(loss) before income
  taxes                             (807,706)      107,287      (2,477,002)    (1,902,024)
Provision for income taxes                 --           --               --             --

                               ----------------------------- ------------------------------
Net income/(loss)                  ($807,706)     $107,287     ($2,477,002)   ($1,902,024)

                               ============================= ==============================
Net income/(loss) per share
                      - basic         ($0.06)        $0.01          ($0.19)        ($0.15)
                    - diluted         ($0.06)        $0.00          ($0.19)        ($0.15)
Weighted average common
  shares outstanding

                      - basic     12,822,146    12,819,263      12,821,655     12,819,263
                    - diluted     12,822,146    45,343,474      12,821,655     12,819,263


            See accompanying notes to condensed financial statements.


================================================================================

                               TCI Solutions, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           Six Months Ended
                                               June 30,
                           ------------------------  -----------------------
                              2004                      2003
                           ------------------------  -----------------------
Operating activities
Net loss                             $  (2,477,002)            $ (1,902,024)
Adjustments to reconcile net
   loss to net cash provided
   by(used in) operating
   activities:
Depreciation and amortization              324,439                  287,763
Provision for doubtful accounts             99,000                  330,000
Changes in operating assets
   and liabilities:
Accounts receivable                       (272,358)               1,436,652
Prepaid expenses and other
   current assets                           24,326                   17,275
Other assets                                     0                   (3,152)
Accounts payable                           195,529                 (348,647)
Accrued expenses                          (103,520)                (730,191)
Deferred revenue                         1,414,080                1,853,939

                           ------------------------  -----------------------
Net cash provided by (used
    in) operating
    activities                            (795,506)                 941,615
Investing activities
Purchases of property and
   equipment                              (154,769)                (538,448)
Financing activities
Proceeds from line of credit               130,918                  500,000
Repayments on line of credit               (35,820)                 (41,791)
Principal payments on
   capital lease obligations               (11,473)                  (3,206)
Proceeds from issuance of
   common stock                                722                        0

                           ------------------------  -----------------------
Net cash provided by
   financing activities                     84,347                  455,003

                           ------------------------  -----------------------
Net increase (decrease) in
   cash and cash equivalents              (865,928)                 858,170
Cash and cash equivalents at
   beginning of period                   3,679,331                5,122,913

                           ------------------------  -----------------------
Cash and cash equivalents
   at end of period                  $   2,813,403             $  5,981,083

                           ========================  ========================


            See accompanying notes to condensed financial statements.


================================================================================
                               TCI Solutions, Inc.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2004 and 2003

1. Nature of Operations and Summary of Accounting Policies
The accompanying unaudited condensed financial statements included herein have been prepared by us in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information for reporting on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-KSB for the year ended December 31, 2003.

In our opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows.

The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the presentation for the three and six months ended June 30, 2004.

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

Other revenue consists of the sales of third-party software and hardware products and is recognized upon delivery and passage of title.

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income
(loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares include convertible preferred stock and common stock options. For the three months ended June 30, 2004 and the six month periods ended June 30, 2003 and 2004, common equivalent shares of 32,469,131 have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including expected life, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option-pricing model (minimum value method) with the following weighted-average assumptions: expected life of six years; stock volatility, 1%; risk-free interest rates, 4.0% for the three and six months ended June 30, 2004 and 2003, respectively; and no dividends during the expected term. Our calculations are based on an option valuation approach, and forfeitures are recognized as they occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Had compensation costs been determined based on the fair value of the options and warrants at the grant dates consistent with the minimum value method of SFAS No. 123, our net income/(loss) would have been the following in the three and six months ended June 30, 2004 and 2003:


Three months-ended June 30,                                       2004             2003
---------------------------                                 ---------------- ---------------
Net income(loss):
  As reported                                                    $ (807,706)      $ 107,287
  Add:  Total stock-based employee compensation expense
    determined under fair value based method for all awards         (38,148)         (1,462)
                                                            ---------------- ---------------
  Pro forma                                                      $ (845,854)      $ 105,825
                                                            ================ ===============

Net income(loss) per share--basic:
  As reported                                                        ($0.06)          $0.01
  Pro forma                                                          ($0.07)          $0.01

Net income(loss) per share--diluted:
  As reported                                                        ($0.06)          $0.00
  Pro forma                                                          ($0.07)          $0.00


Six months-ended June 30,                                         2004             2003
-------------------------                                  ----------------- ----------------
Net loss:
  As reported                                                  $ (2,477,002)    $ (1,902,024)
  Add:  Total stock-based employee compensation expense
     determined under fair value based method for all awards       (136,352)          (3,315)
                                                           ----------------- ----------------
  Pro forma                                                    $ (2,613,354)    $ (1,905,339)
                                                           ================= ================

Net loss per share--basic and diluted:
  As reported                                                        ($0.19)          ($0.15)
  Pro forma                                                          ($0.20)          ($0.15)



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


SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. We do not believe that the adoption of the deferred provisions of SFAS No. 150 will have a material impact on our financial statements.

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

Our reportable operating segments include software licenses, maintenance, services, and other. The software licenses operating segment develops and markets our software products. The maintenance operating segment includes post-sale support of our software products and the rights to unspecified upgrades and enhancements, when and if available. The services segment provides fee-based implementation and training services related to our products. The other segment represents third party hardware and software products.

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales, and gross profit, as this information is the only information provided to the chief operating decision-maker.

Operating segment data for the three and six months ended June 30, 2004 and 2003 is as follows:

                                     Software
                                     Licenses      Services     Maintenance      Other         Total
                                    -----------   -----------   -----------   -----------   -----------
Three months-ended June 30, 2004:
---------------------------------
  Revenues                          $   916,086   $ 2,940,277   $ 1,256,296   $   355,100   $ 5,467,759
  Cost of revenues                      148,471     1,768,880       201,062       294,913   $ 2,413,326
                                    -----------   -----------   -----------   -----------   -----------

    Gross profit                    $   767,615   $ 1,171,397   $ 1,055,234   $    60,187   $ 3,054,433
                                    ===========   ===========   ===========   ===========   ===========

Three months-ended June 30, 2003:
---------------------------------
  Revenues                          $ 2,833,035   $ 2,196,145   $ 1,068,289   $ 1,077,510   $ 7,174,979
  Cost of revenues                       59,044     1,402,719       309,433       784,051     2,555,247
                                    -----------   -----------   -----------   -----------   -----------

    Gross profit                    $ 2,773,991   $   793,426   $   758,856   $   293,459   $ 4,619,732
                                    ===========   ===========   ===========   ===========   ===========


Six months-ended June 30, 2004:
-------------------------------
  Revenues                          $ 1,982,711   $ 5,417,903   $ 2,512,592   $   598,674   $10,511,880
  Cost of revenues                      189,555     3,665,657       555,864       459,548   $ 4,870,624
                                    -----------   -----------   -----------   -----------   -----------

    Gross profit                    $ 1,793,156   $ 1,752,246   $ 1,956,728   $   139,126   $ 5,641,256
                                    ===========   ===========   ===========   ===========   ===========

Six months-ended June 30, 2003:
-------------------------------
  Revenues                          $ 3,847,025   $ 4,247,709   $ 1,993,689   $ 1,599,174   $11,687,597
  Cost of revenues                       73,873     2,669,793       663,213     1,041,055     4,447,934
                                    -----------   -----------   -----------   -----------   -----------

    Gross profit                    $ 3,773,152   $ 1,577,916   $ 1,330,476   $   558,119   $ 7,239,663
                                    ===========   ===========   ===========   ===========   ===========


Two customers accounted for 26.9% and 11.9% of revenues for the three months ended June 30, 2004 and one customer accounted for 12.0% of revenues for the three months ended June 30, 2003. Two customers accounted for 24.7% and 15.0% of revenues for the six months ended June 30, 2004. Two customers accounted for 16.0% and 14.0% of revenues for the six months ended June 30, 2003. Approximately 52.7% of accounts receivable was due from two customers as of June 30, 2004. All of our customers are in the retail industry.



3.  Credit Facility

We have an existing credit facility, which as amended, provides for a $3,000,000 revolving line of credit and a $500,000 equipment line of credit. Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined, and bear interest at 0.50% above the prime rate (4.00% at June 30, 2004). The revolving line of credit matures in February 2005.

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

As of June 30, 2004, we have outstanding borrowings against the credit facility of $1,700,009, consisting of $226,439 under the equipment line of credit and $1,473,570 under the revolving line of credit. As of June 30, 2004, available unused borrowings under the revolving line of credit were $19,708.

Borrowings under the credit facility are secured by substantially all of our assets and we are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of June 30, 2004, we were in compliance with all financial covenants under our credit facility.


4.  Commitments and Contingencies

We lease certain facilities and equipment under non-cancelable agreements that expire at various times through October 2007, which are accounted for as operating leases.

Future minimum lease payments under non-cancelable operating leases consist of the following:

     Year ending December 31:
        2004 (July 1 through December 31)             $308,754
        2005                                           633,306
        2006                                           603,941
        2007                                           596,294
                                                 --------------
     Future minimum lease payments                  $2,142,294
                                                 ==============

Guarantees and Indemnifications - During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated, and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations and thus no liabilities have been recorded for these obligations on our balance sheet at June 30, 2004.

Litigation - In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our operations, cash flows and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with "Our Strategy" to give the reader an overview of business goals and the direction in which our business and products are moving. This is followed by a discussion of the "Critical Accounting Estimates" that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our "Results of Operations," beginning with an Overview, followed by an analysis of changes in our balance sheet and cash flows. We conclude this MD&A with our "Business Outlook" section wherein we discuss the outlook for the remainder of 2004.


Forward Looking Statements


This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-QSB, including "Item 1: Financial Statements". The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by uncertainties and risk factors described throughout this filing and particularly in the "Business Outlook" section. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we can not assure you that such expectations will occur. Our actual results may differ materially, and you should not unduly rely on these forward-looking statements, which speak only as of the date of this report. These forward-looking statements do not reflect the potential impact of any business activities not completed as of August 13, 2004.


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


We intend to solidify our presence in grocery retail and wholesale, broaden our product offering with new and complimentary products developed internally and through partnerships, and focus on the critical elements of operational execution. Our goal is to enhance retail operations and execution with high quality solutions that retain and add valuable customers. Key elements of our strategy to fulfill our vision are outlined in the points that follow:

    o Operational Efficiency - Subsequent to a strategic review launched earlier this year by management, we reorganized in order to increase the allocation of resources to critical markets and products. Additionally, we more clearly defined our business strategy and core business activities. As a result, we have developed a new operating structure designed to help boost software license revenues and shrink operating costs in order to improve operational efficiency and enhance customer satisfaction. The actions we have taken include:

           o New Market Definitions - Our focus began with clearly defining our targeted customer base within grocery retail and the related alignment of resources with the following market definitions:

                  o Mainstream & Enterprise Marketplace - For this marketplace, we focus on delivering high quality, strategic pricing and inventory management solutions that deliver rich and flexible functionality. This marketplace also has the following attributes:

                         o   Retailers with greater than or equal to 10 stores.
                         o   Sophisticated functional requirements.
                         o Sales occur primarily through our direct sales force.
                         o Implementations range from simplistic to sophisticated and may be supported through strategic implementation partners.

                  o Packaged Marketplace - Within this marketplace we offer a competitively priced solution with the benefits of pre-defined functionality, rapid implementation and minimal support requirements. Additionally, this marketplace has the following characteristics:

                         o   Retailers with less than 10 stores.
                         o   Minimal functional requirements.
                         o Dealers are our primary sale and delivery mechanism for product sales.

           o Develop and Leverage Strategic Relationships - We continue to establish strategic business relationships that enhance the delivery of our products, professional services and the development of our products that complement our current software solutions. We believe these relationships can provide greater market presence, greater opportunity to increase sales, improve operational efficiencies and provide greater access to other retail sectors and international markets. Additionally, within our packaged marketplace, software is now primarily going to be sold and serviced through our reseller network.

    o Customer Satisfaction - We are continuing to further develop initiatives designed to focus our organization on delivering more value to new and existing customers by improving quality, satisfaction and the efficiency of our customers' experience with us. The initiatives we are cultivating for the benefit of our customers are as follows:

           o Product Delivery Process - We continue to implement new processes for operational improvement around product development. Initially addressing market requirements, the Product Delivery Process includes formality around functional and technical specifications. These processes and procedures insure that we remain in touch with delivering high quality solutions that meet the functional needs of our customers.
           o Engagement Management - Engagement Management is an initiative complete with governances and processes that have aided in the creation of great customer experiences both during and beyond our software implementations. Our goal is to optimize the project and satisfy our customer. It begins with understanding our customer's expectations. Engagement management transcends the implementation and improves the depth of our win-win customer relationships throughout our organization.
           o Quality and Customer Centricity - A critical component to our success as a developer of technology products starts with listening to user concerns and understanding their requirements from the beginning. We put the customer at the center of our organizational structure and it is very important to us that the customer always has a single integrated view of our company. Our quality and customer centricity initiatives are focused on continuously improving in these areas.

Critical Accounting Estimates


Our discussion and analysis of results of operations and financial condition are based upon financial statements that we prepared in accordance with accounting principles generally accepted in the United States of America.


We have identified the following policies as critical to the understanding of our financial statements and results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout our Management's Discussion and Analysis where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to our Financial Statements included in our annual Form 10-KSB filed on March 30th, 2004.


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


Other revenue is recognized when the third-party software and hardware products have been shipped and title has passed.

Accounts Receivable - We typically extend credit to our customers. Payments for software licenses generally include payment terms with installments due within one year of the date of shipment. Billings for customer support and professional services performed on a time and material basis are due on net 30-day terms. We review past due accounts and provide specific reserves based upon the information we gather from sources including customers, subsequent cash receipts, professional services, and credit rating services such as Dunn & Bradstreet. We estimate the probability of collection of the receivable balances and provide an allowance for doubtful accounts based upon an evaluation of our customers' ability to pay and general economic conditions. While our losses have historically been within our estimates, we cannot guarantee that we will continue to experience the same collection experience. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future periods. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense which could have a material adverse impact on our results of operations and financial position for the periods in which such additional expense occurs.


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

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003.

Revenues consist of software license revenues, services, maintenance and other revenues, which represents 16.7%, 53.8%, 23.0% and 6.5%, respectively, of total revenues for the three months ended June 30, 2004 compared to 39.5%, 30.6%, 14.9% and 15.0%, respectively, for the three months ended June 30, 2003. Additionally, revenues from these sources represented 18.9%, 51.5%, 23.9% and 5.7%, respectively, of total revenues for the six months ended June 30, 2004 compared to 32.9%, 36.3%, 17.1% and 13.7%, respectively, for the six months ended June 30, 2003. Total revenues for the three months ended June 30, 2004 were $5.5 million, a decrease of $1.7 million, or 23.8%, from the $7.2 million reported for the three months ended June 30, 2003. Additionally, total revenues for the six months ended June 30, 2004 were

$10.5 million, a decrease of $1.2 million or 10.1% from the $11.7 million reported for the six months ended June 30, 2003.

Revenues

Software Licenses. Software license revenue for the three months ended June 30, 2004, as compared to the same period in the prior year, decreased 67.7% to $0.9 million from $2.8 million. Software license revenue for the six months ended June 30, 2004, as compared to the same period in the prior year, decreased 48.5% to $2.0 million from $3.8 million. The decrease in software license revenue results from the timing of customer purchase decisions. Software license revenue represented 16.7% of total revenues, for the three months ended June 30, 2004 compared to 39.5% for the three months ended June 30, 2003. Software license revenue represented 18.9% of total revenues, for the six months ended June 30, 2004 compared to 32.9% for the six months ended June 30, 2003.

Services. Services revenue for the three and six months ended June 30, 2004, as compared to the same periods in the prior year, increased 33.9% and 27.6% respectively, to $2.9 million and $5.4 million from $2.2 million and $4.2 million. The increase in services revenue is directly attributed to implementation services associated with the larger sales and sophisticated implementations of our TCI Retail products. Services revenue represented 53.8% and 51.5% of total revenues, for the three and six months ended June 30, 2004 compared to 30.6% and 36.3% for the three and six months ended June 30, 2003.

Maintenance. Maintenance revenue for the three and six months ended June 30, 2004, as compared to the same periods in the prior year, increased 17.6% and 26.0%, respectively, to $1.3 million and $2.5 million from $1.1 million and $2.0 million , respectively. The increase in maintenance revenue primarily results from $6.5 million in new software licenses sold for the fifteen-month period ended June 30, 2004, resulting in an increase in the number of customers under maintenance contracts. Maintenance revenue represented 23.0% and 23.9% of total revenues, for the three and six months ended June 30, 2004 compared to 14.9% and 17.1% for the three and six months ended June 30, 2003.

Other. Other revenue for the three and six months ended June 30, 2004, as compared to the same periods in the prior year, decreased 67.0% and 62.6% respectively, to $0.4 million and $0.6 million from $1.1 million and $1.6 million. The decrease in other revenue results from our efforts to reduce the sale of third party hardware. Alternatively we have developed a referral program with a limited number of hardware vendors that have the ability to deliver top quality sales, service and support for our customers, filling our customer's needs for hardware solutions. The referral program will allow us to direct our customers to trusted resellers who work closely with TCI to ensure that they receive quality products at competitive prices. We believe that this program will allow us to focus sales and product management efforts on improving the quality of our core software products. Other revenue represented 6.5% and 5.7% of total revenues for the three and six months ended June 30, 2004 compared to 15.0% and 13.7% for the three and six months ended June 30, 2003.





Gross Profit

Gross profit dollars for the three and six months ended June 30, 2004, as compared to the same periods in the prior year, decreased 33.9% and 22.1% to $3.1 million and $5.6 million from $4.6 million and $7.2 million, respectively. The decrease in gross profit dollars is primarily from the decrease in total revenue of $1.7 million and $1.2 million for the three and six months ended June 30, 2004 and 2003. Gross profit percent for the three and six months ended June 30, 2004, as compared to the same periods in the prior year, decreased 8.5% and 8.2% respectively, to 55.9% and 53.7% respectively, from 64.4% and 61.9%. The decrease in gross profit percentage for the three and six months ended June 30, 2004 is primarily due to a decrease of 23.8% and 10.1% respectively, in software sales over the same period in the prior year.

Software License Margins. Software license margins for the three months ended June 30, 2004, as compared to the same period in the prior year, decreased 72.3% to $0.8 million from $2.8 million. Software license margins for the six months ended June 30, 2004, as compared to the same period in the prior year, decreased 52.5% to $1.8 million from $3.8 million. The decrease in software license margins for the three and six months ended June 30, 2004 is primarily due to decreased software sales of 67.7% and 48.5%, as compared to the same periods in the prior year. Software license margins as a percentage of software license revenue were 83.8% and 90.4 % for the three and six months ended June 30, 2004, compared to 97.9% and 98.1 % for the three and six months ended June 30, 2003.

Services Margins. Services revenue margins for the three and six months ended June 30, 2004, as compared to the same period in the prior year, increased 47.6% and 47.1% respectively, to $1.2 million and $1.8 million from $0.8 million and $1.6 million, respectively. The increase in services revenue margins for the three and six months ended June 30, 2004, as compared to the same periods in the prior year, is primarily due to the increases in services revenues of 33.9% and 27.6% respectively, combined with increased staffing and billable utilization within our professional services staff. Services revenue margins as a percentage of services revenue were 39.8% and 32.3% for the three and six months ended June 30, 2004, compared to 36.1% and 37.2% for the three and six months ended June 30, 2003.


Maintenance Margins. Maintenance revenue margins for the three and six months ended June 30, 2004, as compared to the same periods in the prior year, increased 39.1% and 47.1% respectively, to $1.1 million and 2.0 million from $0.8 million and $1.3 million for the three and six months ended June 30, 2003. Maintenance revenue margins as a percentage of maintenance revenue were 84.0% and 77.9% for the three and six months ended June 30, 2004, compared to 71.3% and 66.7% for the three and six months ended June 30, 2003. The increase in maintenance revenue margins as a percentage of maintenance revenue for the three and six months ended June 30, 2004 is primarily due to an increase in maintenance revenue of 17.6% and 26.0%, resulting from $6.5 million in new software licenses sold and an increase in the number of customers under maintenance contracts for the 15 month period ended June 30, 2004. Maintenance costs decreased in 2004 due to the closure of a regional office used for customer support that will now be housed within our Tucson facility.


Other Margins. Other revenue margins for the three and six months ended June 30, 2004, as compared to the same periods in the prior year, decreased 79.5% and 75.1% to $0.06 million and $0.1 million from $0.3 million and $0.6 million. Other revenue margins as a percentage of other revenue were 17.0% and 23.2% for the three and six months ended June 30, 2004 compared to 27.2% and 34.9% for the three and six months ended June 30, 2003. The decrease in other revenue margins as a percentage of other revenue for the three and six months ended June 30, 2004 was primarily related to our planned decrease in sales of third party hardware.


Operating Expenses

Operating expenses for the three and six months ended June 30, 2004 and 2003 decreased $0.7 million and $1.0 million to $3.8 million and $8.1 million from $4.5 million and $9.1 million, respectively. Operating expenses represented 70.3% and 76.9% of total revenues for the three and six months ended June 30, 2004 compared to 62.6% and 78.0% for the three and six months ended June 30, 2003.

Product Development. Product development expenses for the three and six months ended June 30, 2004, as compared to the same periods in the prior year, decreased 21.2% and 14.3% respectively, to $0.8 million and $1.8 million from $1.0 million and $2.1 million. The decrease in product development expense primarily results from efforts to improve development efficiencies through process improvement and through the reduction of expenses associated with fewer development resources required to support our heritage product, IMS. Product development expenses represented 15.0% and 17.4% of total revenues for the three and six months ended June 30, 2004 compared to 14.5% and 18.3% for the three and six months ended June 30, 2003.

Sales and Marketing. Sales and marketing expenses for the three and six months ended June 30, 2004, as compared to the same periods in the prior year, decreased 16.5% and 12.5% respectively, to $1.6 million and $3.5 million from $2.0 million and $4.0 million. The decrease in sales and marketing expenses during the three and six months ended June 30, 2004 is primarily due to the reorganization of our sales force that occurred during the last half of 2003 and focused cost control efforts. Sales and marketing expenses represented 30.2% and 33.6% of total revenues for the three and six months ended June 30, 2004 compared to 27.5% and 34.5 % for the three and six months ended June 30, 2003.

General and Administrative. General and administrative expenses for the three and six months ended June 30, 2004, as compared to the same periods in the prior year, decreased 7.2% and 7.7% respectively, to $1.4 million and $2.7 million from $1.5 million and $3.0 million. The decrease in general and administrative expenses during the three and six months ended June 30, 2004 is due to focused cost control efforts. General and administrative expenses represented 25.2% and 25.9% of total revenues for the three and six months ended June 30, 2004 compared to 20.7% and 25.3% for the three and six months ended June 30, 2003.


Liquidity and Capital Resources

Historically, we have financed our operations primarily through private sales of equity securities and borrowings from our credit facility. We expect to finance future operations through existing cash, working capital and private sales of equity securities. We had working capital of $0.2 million at June 30, 2004 compared with $2.5 million at December 31, 2003. Cash and cash equivalents at June 30, 2004 were $2.8 million, a decrease of $0.9 million from the $3.7 million reported at December 31, 2003. Cash balances decreased in the six months ended June 30, 2004 primarily as a result of a net loss and an increase in accounts receivable, partially offset by the increase in deferred revenue attributed to our annual maintenance billing recorded for the six months ended June 30, 2004.

Operating activities used cash of $0.8 million in the six months ended June 30, 2004. Cash used by operating activities in the six months ended June 30, 2004 results primarily from a net loss of $2.4 million, a $0.3 million increase in accounts receivable and a $1.4 million increase in deferred revenue relating to our annual maintenance billing. We had net receivables of $3.4 million at June 30, 2004 compared to $3.3 million at December 31, 2003.

Investing activities used cash of $0.2 million in the six months ended June 30, 2004. Cash used by investing activities in the six months ended June 30, 2004 results from the purchase of computer equipment and office furnishings. We expect capital expenditures to be approximately $0.3 million for the remainder of 2004, which will be paid using existing cash and cash equivalents and our equipment line of credit.

Financing activities provided cash of $0.08 million during the six months ended June 30, 2004. Cash provided by financing activities for the period ending June 30, 2004 results from the use of our equipment line of credit for computer equipment.

We believe that our cash and cash equivalents, collections of annual maintenance billings, cash generated from operations and availability under our credit facility, will provide adequate liquidity to meet our anticipated operating requirements for at least the next twelve months.

Business Outlook


As we look ahead to the rest of 2004, we are planning for growth. Our financial results however, are substantially dependent upon sales of TCI Retail software. Revenue is partly a function of the mix of software, services, maintenance and other third party hardware and software sales. Our margins are highest for software and maintenance and significantly lower for our services and other revenue categories. Our margins are also affected by the product mix within the various markets we serve. Margins are higher in the

Enterprise/Mainstream market than in Packaged due to the fact that the overall sale in the Enterprise/Mainstream market is weighted towards our higher margin offerings of software and maintenance. Our gross margin as a result, varies with revenue levels from the various markets and the revenue mix.


We further believe that we have the product offerings, personnel, competitive and financial resources for business success. Future revenues, gross margins and profits however, are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast. As a result, there are no assurances that we will achieve these objectives. See 'Certain Risks that May Affect Future Results' herein for a more detailed discussion of the risks that may affect our business.


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

SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. We do not believe that the adoption of the deferred provisions of SFAS No. 150 will have a material impact on our financial statements.


Certain Risks That May Affect Future Results


Investors evaluating our business should carefully consider the factors described below and all other information contained in this Form 10-QSB. While management is optimistic about our long-term prospects, we do operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that we believe may adversely affect our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. This section should be read in conjunction with the audited Financial Statements and Notes thereto for the periods ended June 30, 2004 and 2003 contained elsewhere in this Form 10-QSB.


Changes in Economic, Political and Market Conditions Could Cause Decreases in Demand for Our Software and Related Services Which Could Negatively Affect Our Revenue and Operating Results and The Price of Our Stock. Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in delay or cancellation of customer purchases. If demand for our software and related services decrease, our revenues would decrease our operating results would be adversely affected and the fair market value of our stock could also decrease.


Our Stock Price Has Been And May Remain Volatile. The price of our common stock has in the past and may in the future be subject to fluctuations. Examples of factors that we believe have caused fluctuations in our stock price in the past include the following:

    o   Delayed purchasing decisions and/or elongated sales cycles;
    o   Increased competition;
    o A limitated number of reference accounts with implementations in the early years of product release; and
    o   Lack of desired features or functionality.


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


Decreases in Demand From Grocery Retailers Could Hurt Our Ability to Generate Revenues. Historically, we have derived almost 100% of our revenues from the licensing of software products and the performance of related services to the grocery retail industry. Our future growth is critically dependent on increased sales to grocery and similar retail sectors within the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the license of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns. Such downturns may cause customers to exit the industry or delay, cancel or reduce any planned expenditure for information management systems and software products.


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


We May Introduce New Lines of Business and Channel Distribution Strategies Where We are Less Experienced and Unable to Successfully Sell That Could Negatively Impact Revenues and Our Results of Operations. We may introduce new lines of business and channel sale/distribution strategies that are outside our traditional focus on software licenses, related maintenance and professional services. Introducing new lines of business involves a number of uncertainties, including a lack of internal resources and expertise to operate and grow new lines of business, manage new distribution systems, immature internal processes and controls, predicting revenues and expenses for the new lines of business, and the possibility that such new lines of business will divert management attention and resources from our traditional business. The inability of management to effectively develop and operate these new lines of business could have a material adverse effect on our business, operating results and financial condition. Moreover, we may not be able to gain acceptance of any new lines of business in our markets or channel strategies or obtain the anticipated or desired benefits of such new lines or channel sale/distribution strategies.


We Have Only Deployed Certain of Our Software Products On a Limited Basis, And We Have Not Yet Deployed Some Software Products That Are Important To Our Growth. Certain of our software products, including inStore Host and ThinStore are still either under development, in beta or have been recently commercially released. The markets for these products are new and evolving, and we believe that retailers may be cautious in adopting web-based and other new technologies. Consequently, we can not predict the growth rate, if any, and size of the markets of our new products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. If the markets of our newer products fail to develop, develop more slowly or differently than expected, or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.


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


A Loss of Important Customers May Result in a Loss of Revenues. Two customers accounted for 26.9% and 11.9% of revenues for the three months ended June 30, 2004 and one customer accounted for 12.0% of revenues for the three months ended June 30, 2003. Two customers accounted for 24.7% and 15.0% of revenues for the six months ended June 30, 2004. Two customers accounted for 16.0% and 14.0% of revenues for the six months ended June 30, 2003. No other single customer accounted for more than 10% of the three and six months ended June 30, 2004 and 2003. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.


A Loss of Existing Resellers Could Harm Our Financial Position and Results of Operations. A portion of our product sales and recurring maintenance contracts are driven or influenced by the recommendation of marketing partners, consulting firms and other third parties. Our inability to obtain the support of these third parties may limit our ability to penetrate existing and targeted markets. These third parties are under no obligation to recommend or support our products and could recommend or give higher priority to the products and services of other companies or to their own products. A decision by these companies to favor competing products could negatively affect our software and service revenues.


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


There May Be an Increase in Customer Bankruptcies Due to Weak Regional Economic or Other Conditions that Could Result in Uncollectible Accounts Receivable Balances. We have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions, such as those being experienced in some geographic regions we serve, there is an increased risk that certain of our customer will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for professional services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amount, and may force us to disgorge payments made during the preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be less certain or harder to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.


We May Not Be Able to Generate Positive Cash Flows or Profits Sufficient to Sustain Our Operations. We have experienced net losses and negative cash flows from operating activities in recent periods. Although our long-term business strategy is intended to turn such net losses into net profits, net losses and negative cash flows are expected to occur for at two months. In the long-term, if we are unable to generate positive cash flows and net income, we may be required to change our business plan and/or seek additional financing. If unsuccessful in either case, we may be required to sell our assets, discontinue operations or dissolve.


If We Lose Key Personnel or are Unable to Attract and Retain Additional Personnel, Our Ability to Grow Our Business Could be Harmed. Our performance depends in large part on the continued performance of our executive officers and other key employees. All of our key personnel have employment contracts with us. The contracts are generally described in Item 6, Executive Compensation, within our annual Form 10-KSB. The loss of the services of these executive officers or other significant employees could negatively impact our business. Please refer to Part II, Item 5 titled "Other Information" for information regarding the July 21, 2004 dismissal of our Chief Technology Officer, David Berg.


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


We believe that significant investments in research and development are required to remain competitive, and that speed to market is critical to our success. Our future performance will depend in large part on our ability to produce and enhance quality products through internal development , strategic partnerships and internal develop to leverage new and existing customers. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance or if they fail to achieve market acceptance for any reason, our business, operating results and financial condition would suffer.


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


If We Fail to Obtain Additional Capital, Should the Need Arise, Our Business Could be Harmed. We have expended and will continue to expend substantial funds on the development of our products and services. Consequently, we may require additional funds to finance our operations. The precise amount and timing of our funding needs cannot be determined at this time, and will depend upon a number of factors, including the market demand for our products and services, the progress of our development efforts and our management of cash, accounts payable and other working capital items. There can be no assurance that if required by us, funds will be available on terms satisfactory to us, if at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, the existing stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Although we believe that our cash and cash equivalents, collections of annual maintenance billings, cash generated from operations and availability under our credit facility, will provide adequate liquidity to meet our anticipated operating requirements for at least the next twelve months, should we require additional capital, an inability to obtain the needed funding on satisfactory terms may require us to terminate our operations and sell our assets and dissolve. No assurances can be made that we will be able to obtain financing for our future operations.


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




                          PART II -- OTHER INFORMATION

Item 5. Other Information

David R. Butler was appointed as TCI's Chief Executive Officer, effective July 1, 2004, by our Board of Directors. He will replace Lance C. Jacobs, TCI's CEO and Chairman of the Board since 1996 and 1995, respectively. Mr. Jacobs' position as Chairman of the Board remains unchanged, and he will work directly with David Butler to accelerate TCI's growth strategy.

Our Chief Technology Officer, David N. Berg terminated his duties as an officer and employee effective July 21, 2004. In connection with his termination, we will provide Mr. Berg with severance benefits including continued payment of his base salary through July 21, 2005, payment of premiums of a life insurance policy and other benefits as defined by his Employment Agreement incorporated by reference to Exhibit 10.8 within our annual Form 10-KSB filed on March 30, 2004. In addition, Mr. Berg has agreed not to engage or become financially interested in, be employed by, or have any connection with, any business competing with TCI.

Item 6. Exhibits and Reports on Form 8-K


----------------------------------------------------------------------------------------------------------------
 Exhibit No.                                             Description
----------------------------------------------------------------------------------------------------------------
3.1***         Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of TCI
               Solutions, Inc.
----------------------------------------------------------------------------------------------------------------
3.2*           Fourth Amended and Restated Certificate of Incorporation of TCI Solutions, Inc.
----------------------------------------------------------------------------------------------------------------
3.3*           Bylaws of TCI Solutions, Inc. and Amendments thereto
----------------------------------------------------------------------------------------------------------------
4.1*           Amended and Restated Stockholders Agreement dated December 21, 2001 among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto
----------------------------------------------------------------------------------------------------------------
4.2*           First Amendment to Amended and Restated Stockholders Agreement dated April 10, 2002 among TCI
               Solutions, Inc. and the Stockholders listed on Schedule I thereto
----------------------------------------------------------------------------------------------------------------
4.3*           Second Amendment to Amended and Restated Stockholders Agreement dated April 2002, among TCI
               Solutions, Inc. and the Stockholders listed on Schedule I thereto.
----------------------------------------------------------------------------------------------------------------
4.4*           Second Amended and Restated Registration Rights Agreement dated April 10, 2002 among TCI
               Solutions, Inc. and the persons identified on Schedule I thereto
----------------------------------------------------------------------------------------------------------------
4.5*           Management Rights Letter in favor of InnoCal II, L.P. dated December 21, 2001
----------------------------------------------------------------------------------------------------------------
4.6*           Management Rights Letter in favor of Productivity Fund IV dated December 21, 2001
----------------------------------------------------------------------------------------------------------------
4.7**          Warrant to Purchase a 125,000 shares of Common Stock of TCI Solutions, Inc. in favor of Comerica
               Bank-California dated August 6, 2002
----------------------------------------------------------------------------------------------------------------
10.1**         Loan and Security Agreement dated August 6, 2002 between TCI Solutions, Inc. and Comerica Bank,
               N.A.
----------------------------------------------------------------------------------------------------------------
10.2***        First Amendment to Loan and Security Agreement dated August 5, 2003 between TCI Solutions, Inc.
               and Comerica Bank, N.A.
----------------------------------------------------------------------------------------------------------------
10.3***        Second Amendment to Loan and Security Agreement dated January 28, 2004 between TCI Solutions,
               Inc. and Comerica Bank, N.A.
----------------------------------------------------------------------------------------------------------------
10.4***        Third Amendment to Loan and Security Agreement dated February 28, 2004 between TCI Solutions,
               Inc. and Comerica Bank-California
----------------------------------------------------------------------------------------------------------------
10.5***        Warrant to Purchase 35,000 shares of Common Stock of TCI Solutions, Inc. in favor of Comerica
               Bank-California dated February 27, 2004
----------------------------------------------------------------------------------------------------------------
10.6***        Employment Agreement dated January 1, 2003 between TCI Solutions, Inc. and Lance Jacobs
----------------------------------------------------------------------------------------------------------------
10.7***        Employment Agreement dated January 1, 2003 between TCI Solutions, Inc. and Stephen DeSantis
----------------------------------------------------------------------------------------------------------------
10.8***        Employment Agreement dated January 1, 2003 between TCI Solutions, Inc. and David Berg
----------------------------------------------------------------------------------------------------------------
10.9*          2001 Equity Incentive Plan of TCI Solutions, Inc. and Amendments thereto
----------------------------------------------------------------------------------------------------------------
10.10*         2001 Non-Employee Directors' Stock Option Plan of TCI Solutions, Inc.
----------------------------------------------------------------------------------------------------------------
10.11*         1993 Equity Incentive Plan of TCI Management, Inc. (now TCI Solutions, Inc.)
----------------------------------------------------------------------------------------------------------------
10.12*         1993 Non-Employee Directors' Stock Option Plan of TCI Management, Inc. (now TCI Solutions, Inc.)
----------------------------------------------------------------------------------------------------------------
10.13          Employment Agreement dated May 27, 2004 between TCI Solutions, Inc. and David R. Butler
----------------------------------------------------------------------------------------------------------------
31.1           Section 302 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-a4(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------------------------------------------------
31.2           Section 302 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-a4(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------------------------------------------------
32.1****       Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.
----------------------------------------------------------------------------------------------------------------


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




                                                         TCI SOLUTIONS, INC.


Dated: August 13, 2004                              By:  /s/ David R. Butler
                                                         -------------------
                                                         David R. Butler
                                                         Chief Executive Officer

Dated: August 13, 2004                              By:  /s/ Stephen P. DeSantis
                                                         -----------------------
                                                         Stephen P. DeSantis
                                                         Chief Financial Officer