Form 10QSB
period 2004-09-30
TCI SOLUTIONS INC
filed 2004-11-12
CIK 1167257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

                                     Yes |X|    No |_|

         The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 12,825,459 as of October 25, 2004.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
--------------------------------------------------------------------------------

                               TCI Solutions, Inc.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                         September 30, 2004                    December 31, 2003
                                               ----------------------------------     ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                              $         1,685,507                 $          3,679,331
   Accounts receivable, net
      of allowances of $235,824
      at 9/30/04 and $630,404 at
      12/31/03                                                      3,989,837                            3,254,155
   Prepaid expenses and
       other current assets                                           242,204                              245,584
                                               ----------------------------------     ----------------------------------

       Total current assets                                         5,917,548                            7,179,070
   Property and equipment, net                                      1,407,705                            1,722,700
   Goodwill                                                           529,031                              529,031
   Other assets                                                        18,164                               19,765
                                               ----------------------------------     ----------------------------------
                 Total assets                             $         7,872,448                 $          9,450,566
                                               ==================================     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $         1,069,789                 $          1,244,847
   Accrued expenses                                                 1,033,712                            1,037,585
   Line of credit                                                   1,459,321                            1,604,911
   Current portion of capital
      lease obligations                                                24,270                               24,270
   Deferred revenue                                                 1,887,767                              765,440
                                               ----------------------------------     ----------------------------------
                 Total current liabilities                          5,474,859                            4,677,053
                                               ----------------------------------     ----------------------------------
Capital lease obligation, net
   of current portion                                                  17,580                               34,873
                                               ----------------------------------     ----------------------------------
                 Total liabilities                        $         5,492,439                 $          4,711,926
                                               ----------------------------------     ----------------------------------

Commitments and
   contingencies (Note 4)

Stockholders' equity:
   Convertible preferred stock                            $        17,850,740                 $         17,850,740
   Common stock                                                    37,481,222                           37,479,291
   Warrants to purchase
      common stock                                                    178,129                              178,129
   Accumulated deficit                                            (53,130,082)                         (50,769,520)
                                               ----------------------------------     ----------------------------------
                 Net stockholders' equity                           2,380,009                            4,738,640
                                               ----------------------------------     ----------------------------------
Total liabilities and
   stockholders' equity                                   $         7,872,448                 $          9,450,566
                                               ==================================     ==================================


            See accompanying notes to condensed financial statements

--------------------------------------------------------------------------------

                               TCI Solutions, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended                              Nine Months Ended
                                                           September 30,                                  September 30,

                                           ---------------------------------------        ---------------------------------------
                                                    2004                   2003                  2004                   2003
Revenues:
   Software licenses                             $1,919,732              $984,854             $4,129,154             $5,618,858
   Services                                       2,585,838             2,435,172              8,003,741              6,682,881
   Maintenance                                    1,255,231               997,585              3,767,823              2,991,274
   Other                                            152,210               478,790                524,172              1,290,986

                                           ---------------------------------------        ---------------------------------------
Total revenues                                    5,913,011             4,896,401             16,424,890             16,583,999
Cost of revenues:
   Software licenses                                 77,644                46,322                412,330                641,444
   Services                                       1,727,264             1,379,025              5,392,921              4,048,819
   Maintenance                                      162,260               232,885                718,125                896,098
   Other                                            173,136               452,024                487,553                971,829

                                           ---------------------------------------        ---------------------------------------
Total cost of revenues                            2,140,304             2,110,256              7,010,929              6,558,190

Gross profit                                      3,772,707             2,786,145              9,413,961             10,025,809

Operating expenses:
   Product development                              743,595               847,330              2,574,755              2,984,813
   Sales and marketing                            1,740,463             1,680,850              5,266,791              5,708,829
   General and administrative                     1,153,136             1,368,102              3,875,661              4,318,710

                                           ---------------------------------------        ---------------------------------------
Total operating expenses                          3,637,194             3,896,282             11,717,207             13,012,352

                                           ---------------------------------------        ---------------------------------------
Income(loss) from operations                        135,513            (1,110,137)            (2,303,246)            (2,986,543)

  Other expense, net                                (19,070)              (46,203)               (57,315)               (71,823)

                                           ---------------------------------------        ---------------------------------------
Income (loss) before income taxes                   116,443            (1,156,340)            (2,360,561)            (3,058,366)
Provision for income taxes                              --                     --                     --                     --

                                           ---------------------------------------        ---------------------------------------
Net income (loss)                                  $116,443           ($1,156,340)           ($2,360,561)           ($3,058,366)
                                           ======================================================================================
Net income (loss) per share
                        - basic                       $0.01                ($0.09)                ($0.18)                ($0.24)
                        - diluted                     $0.00                ($0.09)                ($0.18)                ($0.24)
Weighted average common
  shares outstanding

                        - basic                  12,823,777            12,819,263             12,821,531             12,819,263
                        - diluted                45,385,327            12,819,263             12,821,531             12,819,263


           See accompanying notes to condensed financial statements.

--------------------------------------------------------------------------------

                               TCI Solutions, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                      ---------------------------   ---------------------------
                                                    2004                         2003
                                      ---------------------------   ---------------------------
Operating activities
Net loss                                    $       (2,360,561)           $       (3,058,368)
Adjustments to reconcile net
   loss to net cash provided
by(used in) operating activities:
Depreciation and amortization                          479,861                       448,848
Provision for doubtful accounts                        (50,000)                      420,000
Changes in operating assets
   and liabilities:
Accounts receivable                                   (685,682)                    2,595,227
Prepaid expenses and other
   current assets                                        3,380                        90,668
Other assets                                             1,601                        (1,740)
Accounts payable                                      (175,058)                     (226,669)
Accrued expenses                                        (3,873)                   (1,232,248)
Deferred revenue                                     1,122,327                     1,163,703

                                      ---------------------------   ---------------------------
Net cash provided by(used in)
   operating activities                             (1,668,005)                      199,421
Investing activities
Purchases of property and
   equipment                                          (164,866)                     (738,053)
Financing activities
Proceeds from line of credit                                 -                       500,000
Repayments on line of credit                          (145,590)                     (191,307)
Principal payments on
   capital lease obligations                           (17,293)                       (4,889)
Proceeds from issuance of
   common stock                                          1,930                             0

                                      ---------------------------   ---------------------------
Net cash provided by(used in)
   financing activities                               (160,953)                      303,804

                                      ---------------------------   ---------------------------
Net decrease in
   cash and cash equivalents                        (1,993,824)                     (234,828)
Cash and cash equivalents at
   beginning of period                               3,679,331                     5,122,913

                                      ---------------------------   ---------------------------
Cash and cash equivalents at
   end of period                            $        1,685,507            $        4,888,085
                                      ===========================   ===========================



           See accompanying notes to condensed financial statements.

--------------------------------------------------------------------------------
                               TCI Solutions, Inc.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                 Nine months Ended September 30, 2004 and 2003

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

In managements opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows.

The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the presentation for the three and nine months ended September 30, 2004.

Revenue Recognition

We license software products under non-cancelable perpetual license agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended and interpreted by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation and disclosure of revenue in financial statements.

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

Other revenue consists of the sales of hardware products and is recognized upon delivery and passage of title.

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income
(loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares include convertible preferred stock and common stock options. For the three months ended September 30, 2004, common equivalent shares of 32,561,550 have been included in diluted weighted average common shares. For the nine months ended September 30, 2004, common equivalent shares of 32,589,841 have been excluded from diluted weighted average common shares as the effect would be anti-dilutive. For the three and nine months ended September 30, 2003, common equivalent shares of 32,524,211 have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including expected life, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option-pricing model (minimum value method) with the following weighted-average assumptions: expected life of six years; stock volatility, 1%; risk-free interest rates, 4.0% for the three and nine months ended September 30, 2004 and 2003, respectively; and no dividends during the expected term. Our calculations are based on an option valuation approach, and forfeitures are recognized as they occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Had compensation costs been determined based on the fair value of the options and warrants at the grant dates consistent with the minimum value method of SFAS No. 123, our net income (loss) would have been the following in the three and nine months ended September 30, 2004 and 2003:


Three months-ended September 30,                                            2004                             2003
--------------------------------                                     --------------------           --------------------
Net income(loss):
  As reported                                                          $       116,443                $      (1,156,340)
  Add:  Total stock-based employee compensation expense
        determined under fair value based method for all awards                (30,733)                          (4,269)
                                                                     --------------------           --------------------
  Pro forma                                                            $        85,710                $      (1,160,609)
                                                                     ====================           ====================

Net income(loss) per share--basic:
  As reported                                                                    $0.01                           ($0.09)
  Pro forma                                                                      $0.01                           ($0.09)

Net income(loss) per share--diluted:
  As reported                                                                    $0.00                           ($0.09)
  Pro forma                                                                      $0.00                           ($0.09)


Nine months-ended September 30,                                           2004                             2003
-------------------------------                                      --------------------           --------------------
Net loss:
  As reported                                                          $    (2,360,561)               $      (3,058,366)
  Add:  Total stock-based employee compensation expense
        determined under fair value based method for all awards               (167,085)                          (7,584)
                                                                     --------------------           --------------------
  Pro forma                                                            $    (2,527,646)               $      (3,065,950)
                                                                     ====================           ====================

Net loss per share--basic and diluted:
  As reported                                                                   ($0.18)                          ($0.24)
  Pro forma                                                                     ($0.20)                          ($0.24)



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

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales, and gross profit, as this information is provided to the chief operating decision-maker.

Operating segment data for the three and nine months ended September 30, 2004 and 2003 is as follows:


                                           Software
                                           Licenses      Services    Maintenance      Other          Total
                                         -----------   -----------   -----------   -----------    -----------
Three months-ended September 30, 2004:
--------------------------------------
  Revenues                               $ 1,919,732   $ 2,585,838   $ 1,255,231   $   152,210    $ 5,913,011
  Cost of revenues                            77,644     1,727,264       162,260       173,136    $ 2,140,304
                                         -----------   -----------   -----------   -----------    -----------

    Gross profit                         $ 1,842,088   $   858,574   $ 1,092,971   $   (20,926)   $ 3,772,707
                                         ===========   ===========   ===========   ===========    ===========

Three months-ended September 30, 2003:
--------------------------------------
  Revenues                               $   984,854   $ 2,435,172   $   997,585   $   478,790    $ 4,896,401
  Cost of revenues                            46,322     1,379,025       232,885       452,024      2,110,256
                                         -----------   -----------   -----------   -----------    -----------

    Gross profit                         $   938,532   $ 1,056,147   $   764,700   $    26,766    $ 2,786,145
                                         ===========   ===========   ===========   ===========    ===========


Nine months-ended September 30, 2004:
-------------------------------------
  Revenues                               $ 4,129,154   $ 8,003,741   $ 3,767,823   $   524,172    $16,424,890
  Cost of revenues                           412,330     5,392,921       718,125       487,553    $ 7,010,929
                                         -----------   -----------   -----------   -----------    -----------

    Gross profit                         $ 3,716,824   $ 2,610,820   $ 3,049,698   $    36,619    $ 9,413,961
                                         ===========   ===========   ===========   ===========    ===========

Nine months-ended September 30, 2003:
-------------------------------------
  Revenues                               $ 5,618,858   $ 6,682,881   $ 2,991,274   $ 1,290,986    $16,583,999
  Cost of revenues                           641,444     4,048,819       896,098       971,829      6,558,190
                                         -----------   -----------   -----------   -----------    -----------

    Gross profit                         $ 4,977,414   $ 2,634,062   $ 2,095,176   $   319,157    $10,025,809
                                         ===========   ===========   ===========   ===========    ===========


Two customers accounted for 35.5% and 31.7% of revenues for the three and nine months ended September 30, 2004. Three customers accounted for 54.3% and 37.1% of revenues for the three and nine months ended September 30, 2003. Approximately 37.0% of accounts receivable was due from two customers as of September 30, 2004. All of our customers are in the retail industry.



3. Credit Facility

We have an existing credit facility, which as amended, provides for a $3,000,000 revolving line of credit and a $500,000 equipment line of credit. Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined, and bear interest at 0.50% above the prime rate (4.00% at September 30, 2004). The revolving line of credit matures in February 2005.

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

As of September 30, 2004, we have outstanding borrowings against the credit facility of $1,459,321, consisting of $208,529 under the equipment line of credit and $1,250,791 under the revolving line of credit. As of September 30, 2004, available unused borrowings under the revolving line of credit were $422,179.

Borrowings under the credit facility are secured by substantially all of our assets and we are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of September 30, 2004, we were in compliance with all financial covenants under our credit facility.

4.  Commitments and Contingencies

We lease certain facilities and equipment under non-cancelable agreements that expire at various times through October 2007, which are accounted for as operating leases.

Future minimum lease payments under non-cancelable operating leases consist of the following

      Year ending December 31:
         2004 (Oct 1 through December 31)                 $158,422
         2005                                              641,514
         2006                                              603,941
         2007                                              596,294
                                                      ------------
      Future minimum lease payments                     $2,000,171
                                                      ============

Guarantees and Indemnifications - During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated, and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations. No liabilities have been recorded for these obligations on our balance sheet at September 30, 2004.

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


Forward Looking Statements


This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-QSB, including "Item 1: Financial Statements". The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by uncertainties and risk factors described throughout this filing and particularly in the "Business Outlook" section. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we can not assure you that such expectations will occur. Our actual results may differ materially, and you should not unduly rely on these forward-looking statements, which speak only as of the date of this report. These forward-looking statements do not reflect the potential impact of any business activities not completed as of November 12, 2004.


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

             o Small to Medium Retail (SMR) Marketplace - Within this marketplace we offer a competitively priced solution with the benefits of pre-defined functionality, rapid implementation and minimal support requirements. Additionally, this marketplace has the following characteristics:

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


We license software products under non-cancelable perpetual license agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended and interpreted by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation and disclosure of revenue in financial statements.


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


Other revenue is recognized when the third-party hardware products have been shipped and title has passed.

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


Goodwill - Our business combinations have resulted in goodwill. We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon fair value of our reporting units, estimated using a discounted cash flow analysis (income approach) and a public comparable company fair value (market approach) analysis. If the fair value of a reporting unit is determined to be less than its carrying value, goodwill allocated to that unit may be impaired and an impairment loss would be recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities. While we do not believe that any portion of our recorded goodwill is presently impaired, a future impairment of our goodwill could have a material adverse affect on our financial position and results of operations.


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

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003.

Revenues

Revenues consist of software license revenues, services, maintenance and other revenues, which represents 32.5%, 43.7%, 21.2% and 2.6%, respectively, of total revenues for the three months ended September 30, 2004 compared to 20.1%, 49.7%, 20.4% and 9.8%, respectively, for the three months ended September 30, 2003. Additionally, revenues from these sources represented 25.1%, 48.7%, 22.9% and 3.2%, respectively, of total revenues for the nine months ended September 30, 2004 compared to 33.9%, 40.3%, 18.0% and 7.8%, respectively, for the nine months ended September 30, 2003. Total revenues for the three months ended September 30, 2004 were $5.9 million, an increase of $1.0 million, or 20.8%, from the $4.9 million reported for the three months ended September 30, 2003. Additionally, total revenues for the nine months ended September 30, 2004 were $16.4 million, a decrease of $0.2 thousand or 1.0% from the $16.6 million reported for the nine months ended September 30, 2003.

Software Licenses. Software license revenue for the three months ended September 30, 2004, as compared to the same period in the prior year, increased 94.9% to $1.9 million from $1.0 million. Software license revenue for the nine months ended September 30, 2004, as compared to the same period in the prior year, decreased 26.5% to $4.1 million from $5.6 million. The increase in software license revenues for the three months ended September 30, 2004 relates primarily to a single large license agreement that contributed $1.3 million. The decrease in software license revenue for the nine month period, results from deferred customer purchase decisions. Software license revenue represented 32.5% of total revenues, for the three months ended September 30, 2004 compared to 20.1% for the three months ended September 30, 2003. Software license revenue represented 25.1% of total revenues, for the nine months ended September 30, 2004 compared to 33.9% for the nine months ended September 30, 2003.

Services. Services revenue for the three and nine months ended September 30, 2004, as compared to the same periods in the prior year, increased 6.2% and 19.8% respectively, to $2.6 million and $8.0 million from $2.4 million and $6.7 million. The increase in services revenue is directly attributed to increased demand for implementation services associated with the sale of our TCI Retail products. Services revenue represented 43.7% and 48.7% of total revenues, for the three and nine months ended September 30, 2004 compared to 49.7% and 40.3% for the three and nine months ended September 30, 2003.

Maintenance. Maintenance revenue for the three and nine months ended September 30, 2004, as compared to the same periods in the prior year, increased 25.8% and 26.0%, respectively, to $1.3 million and $3.8 million from $1.0 million and $3.0 million, respectively. The increase in maintenance revenue primarily results from $6.2 million in new software licenses sold for the fifteen-month period ended September 30, 2004, resulting in an increase in the number of customers under maintenance contracts. Maintenance revenue represented 21.2% and 22.9% of total revenues, for the three and nine months ended September 30, 2004 compared to 20.4% and 18.0% for the three and nine months ended September 30, 2003.

Other. Other revenue for the three and nine months ended September 30, 2004, as compared to the same periods in the prior year, decreased 68.2% and 59.4% respectively, to $0.2 thousand and $0.5 thousand from $0.5 thousand and $1.3 million. The decrease in other revenue results from our efforts to stop the sale of third party hardware. Alternatively, we have developed a referral program with a limited number of hardware vendors that have the ability to deliver top quality sales, service and support for our customers, filling our customer's needs for hardware solutions. The referral program will allow us to direct our customers to trusted resellers who work closely with TCI to ensure that they receive quality products at competitive prices. We believe that this program will allow us to focus sales and product management efforts on improving the quality of our core software products. Other revenue represented 2.6% and 3.2% of total revenues for the three and nine months ended September 30, 2004 compared to 9.8% and 7.8% for the three and nine months ended September 30, 2003.


Gross Profit

Gross profit dollars for the three months ended September 30, 2004, as compared to the same period in the prior year, increased 35.4% to $3.8 million from $2.8 million. Gross profit dollars for the nine months ended September 30, 2004, as compared to the same period in the prior year, decreased 6.1% to $9.4 million from $10.0 million. The increase in gross profit dollars is primarily attributable to the increase in software revenue of $1.0 million for the three months ended September 30, 2004. The decrease in Gross Profit for the nine months ended September 30, 2004 is primarily attributable to less software license revenue. Gross profit percent for the three months ended September 30, 2004, as compared to the same period in the prior year, increased 6.9% to 63.8% from 56.9%. Gross profit percent for the nine months ended September 30, 2004, as compared to the same period in the prior year, decreased 3.1% to 57.3% from 60.5%. The fluctuation in gross profit percentages for the three and nine months ended September 30, 2004 is primarily due to fluctuations in software license revenues.

Software License Margins. Software license margins for the three months ended September 30, 2004, as compared to the same period in the prior year, increased 94.9% to $1.9 million from $1.0 million. Software license margins for the nine months ended September 30, 2004, as compared to the same period in the prior year, decreased 25.3% to $3.7 million from $5.0 million. The fluctuation in software license margins for the three and nine months ended September 30, 2004 is primarily due to fluctuations in software sales when compared to the same period in the prior year. Software license margins as a percentage of software license revenue were 96.0% and 90.0 % for the three and nine months ended September 30, 2004, compared to 95.3% and 88.6 % for the three and nine months ended September 30, 2003.

Services Margins. Services revenue margins for the three and nine months ended September 30, 2004, as compared to the same period in the prior year, decreased 18.7% and 1.0% respectively, to $0.9 million and $2.6 million from $1.1 million and $2.6 million, respectively. The decrease in services revenue margins for the three and nine months ended September 30, 2004, as compared to the same period in the prior year, is primarily due to the increases in services revenues of 6.2% and 19.8% respectively, being offset by increased staffing and decreased billable utilization. Services revenue margins as a percentage of services revenue were 33.2% and 32.6% for the three and nine months ended September 30, 2004, compared to 43.4% and 39.4% for the three and nine months ended September 30, 2003.


Maintenance Margins. Maintenance revenue margins for the three and nine months ended September 30, 2004, as compared to the same period in the prior year, increased 42.9% and 45.6% respectively, to $1.1 million and $3.0 million from $0.8 million and $2.1 million for the three and nine months ended September 30, 2003. Maintenance revenue margins as a percentage of maintenance revenue were 87.1% and 80.9% for the three and nine months ended September 30, 2004, compared to 76.7% and 70.0% for the three and nine months ended September 30, 2003. The increase in maintenance revenue margins as a percentage of maintenance revenue for the three and nine months ended September 30, 2004 is primarily due to an increase in maintenance revenue of 25.8% and 26.0%, resulting from $6.2 million in new software licenses sold and an increase in the number of customers under maintenance contracts for the 15 month period ended September 30, 2004. Maintenance costs decreased for the three and nine months ended September 30, 2004 due to the closure of a regional office used for customer support that will now be housed within our Tucson facility.


Other Margins. Other revenue margins for the three and nine months ended September 30, 2004, as compared to the same period in the prior year, decreased 178.2% and 88.5% to $(0.02) thousand and $0.04 thousand from $0.03 thousand and $0.3 thousand. Other revenue margins as a percentage of other revenue were (13.7)% and 7.0% for the three and nine months ended September 30, 2004 compared to 5.6% and 24.7% for the three and nine months ended September 30, 2003. The decreases and losses in other revenue margins as a percentage of other revenue for the three and nine months ended September 30, 2004 was primarily related to our planned decrease in sales of third party hardware and the costs of transitioning this business to an outsourced solutions partner.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2004 and 2003 decreased $0.3 thousand and $1.3 million to $3.6 million and $11.7 million from $3.9 million and $13.0 million, respectively. Operating expenses represented 61.5% and 71.3% of total revenues for the three and nine months ended September 30, 2004 compared to 79.6% and 78.5% for the three and nine months ended September 30, 2003.

Product Development. Product development expenses for the three and nine months ended September 30, 2004, as compared to the same period in the prior year, decreased 12.2% and 13.7% respectively, to $0.7 million and $2.6 million from $0.8 million and $3.0 million. The decrease in product development expense primarily results from efforts to improve development efficiencies resulting from automation and process improvements that require fewer development resources. Product development expenses represented 12.6% and 15.7% of total revenues for the three and nine months ended September 30, 2004 compared to 17.3% and 18.0% for the three and nine months ended September 30, 2003.

Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2004, as compared to the same period in the prior year, increased 3.5% to $1.7 million. Sales and Marketing expenses for the nine months ended September 30, 2004, as compared to the same period in the prior year, decreased 7.7% to $5.3 million from $5.7 million. The increase in sales and marketing expenses for the three months ended September 30, 2004 resulted from the expenses associated with our customer event, Retail Leadership Conference. The overall decrease in sales and marketing expenses for the nine months ended September 30, 2004 is primarily due to the reorganization of our sales force that occurred during the last half of 2003 and focused cost control efforts that have reduced salary and operating expenses. Sales and marketing expenses represented 29.4% and 32.1% of total revenues for the three and nine months ended September 30, 2004 compared to 34.3% and 34.4 % for the three and nine months ended September 30, 2003.

General and Administrative. General and administrative expenses for the three and nine months ended September 30, 2004, as compared to the same period in the prior year, decreased 15.7% and 10.3% respectively, to $1.2 million and $3.9 million from $1.4 million and $4.3 million. The decrease in general and administrative expenses during the three and nine months ended September 30, 2004 is due to reduced bad debt expense and focused cost control efforts to lower rates with telephone and related service providers. General and administrative expenses represented 19.5% and 23.6% of total revenues for the three and nine months ended September 30, 2004 compared to 27.9% and 26.0% for the three and nine months ended September 30, 2003.


Liquidity and Capital Resources

Historically, we have financed our operations primarily through private sales of equity securities, cash generated from operations and working capital provided by our credit facility. We expect to finance future operations through existing cash, working capital and private sales of equity securities. We had working capital of $0.4 million at September 30, 2004 compared with $2.5 million at December 31, 2003. Cash and cash equivalents at September 30, 2004 were $1.7 million, a decrease of $2.0 million from the $3.7 million reported at December 31, 2003. Cash balances decreased in the nine months ended September 30, 2004 primarily as a result of a net loss and an increase in accounts receivable, offset by the increase in deferred revenue attributed to our annual support and maintenance billing recorded for the nine months ended September 30, 2004.

Operating activities used cash of $1.7 million in the nine months ended September 30, 2004. Cash used by operating activities in the nine months ended September 30, 2004 results primarily from a net loss of $2.4 million, a $0.7 million increase in accounts receivable and a $1.1 million increase in deferred revenue relating to our annual maintenance billing. We had net receivables of $4.0 million at September 30, 2004 compared to $3.3 million at December 31, 2003.

Investing activities used cash of $0.2 thousand in the nine months ended September 30, 2004. Cash used by investing activities in the nine months ended September 30, 2004 results from the purchase of computer equipment and office furnishings. Although we don't anticipate any significant capital expenditures for the remainder of 2004, any such acquisition of equipment will be paid using existing cash and cash equivalents and our equipment line of credit.

Financing activities used cash of $0.2 thousand during the nine months ended September 30, 2004. Cash provided by financing activities for the period ending September 30, 2004 results from repayment of our line of credit.

We believe that our cash and cash equivalents, collections of annual maintenance billings, cash generated from operations and availability under our credit facility, will provide adequate liquidity to meet our anticipated operating requirements for at least the next twelve months.

Business Outlook


As we look ahead to the rest of 2004, we are planning for continued growth. Our financial results however, are substantially dependent upon sales of TCI Retail software. Revenue is partly a function of the mix of software, services, maintenance and other third party hardware and software sales. Our margins are highest for software and maintenance and significantly lower for our services and other revenue categories. Our margins are also affected by the product mix within the various markets we serve. Margins are higher in the Enterprise/Mainstream market than in our Small to Medium Retail market due to the fact that the overall sale in the Enterprise/Mainstream market is weighted towards our higher margin offerings of software and maintenance. Our gross margin as a result, varies with revenue levels from the various markets and the revenue mix.


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


New Accounting Pronouncements


In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003, the FASB issued FIN 46R, which, among other things, revised the implementation date to first fiscal years or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. As we have determined that we do not have any SPE's to which these interpretations apply, the adoption of FIN 46R did not have a material impact on our financial statements.


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


Certain Risks That May Affect Future Results


Investors evaluating our business should carefully consider the factors described below and all other information contained in this Form 10-QSB. While management is optimistic about our long-term prospects, we do operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that we believe may adversely affect our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. This section should be read in conjunction with the unaudited Financial Statements and Notes thereto for the period ended September 30, 2004 and 2003 contained elsewhere in this Form 10-QSB.


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

The Value of Our Stock Will Fluctuate From Time to Time. Although there is no trading market for our common stock, the fair market value of our stock is determined by our Board of Directors in good faith from time to time and therefore is subject to fluctuations. Examples of factors that we believe have caused fluctuations in our stock price in the past include those listed below. During our Board of Directors meeting on August 6th, 2004, the Board of Directors determined the fair market value of our common stock to be $0.05 per share during their valuation review of the Company.

         o   Delayed purchasing decisions and/or elongated sales cycles;
         o   Increased competition;
         o A limited number of reference accounts with implementations in the early years of product release; and
         o   Lack of desired product features or functionality;
         o   Fluctuations in financial performance.


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


Additionally, our market activity in target markets has increased in recent years and we have made more large sales than in past period. Because of this, sales we expect to make in a particular period, that do not occur, or sales made in a particular period that were not expected, can affect our results of operations in a given period more so now than in the past when the size of the average order was smaller. As a result of these and other factors, period-to-period comparisons of financial results may not be meaningful. Historical results of operations are not necessarily indicative of future results, and interim results are not necessarily indicative of future annual results. Although our primary market of grocery and drug store retailers may be less susceptible to cyclical shifts in the economy, this segment of the retail industry may experience downturns due to macroeconomic pressures that could, in turn, have a material adverse effect on our business, results of operations or financial condition.


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


We Have Only Deployed Certain of Our Software Products On a Limited Basis, And We Have Not Yet Deployed Some Software Products That Are Important To Our Growth. Certain of our software products, including Store Host and ThinStore are still either under development, in beta or have been recently commercially released. The markets for these products are new and evolving, and we believe that retailers may be cautious in adopting web-based and other new technologies. Consequently, we can not predict the growth rate, if any, and size of the markets of our new products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. If the markets of our newer products fail to develop, develop more slowly or differently than expected, or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.


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


It is Difficult for Us to Accurately Predict the Timing of Software Licenses Revenue and Our Results of Operations Could be Negatively Impacted. Software license revenues in any quarter depend substantially upon contracts signed and the related shipment and transfer of title of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively larger sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future period. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipate. We expect these aspects of our business to continue. If we receive any significant cancellation or deferral of customer contracts, or we are unable to continue license negotiations by the end of a fiscal quarter, our operating results may be lower than planned. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period.

A Loss of Important Customers May Result in a Loss of Revenues. Two customers accounted for 35.5% and 31.7% of revenues for the three and nine months ended September 30, 2004. Three customers accounted for 54.3% and 37.1% of revenues for the three and nine months ended September 30, 2003. Approximately 37.0% of accounts receivable was due from two customers as of September 30, 2004. All of our customers are in the retail industry. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.


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


There May Be an Increase in Customer Bankruptcies Due to Weak Regional Economic or Other Conditions that Could Result in Uncollectible Accounts Receivable Balances. We have in the past and may in the future be impacted by customer bankruptcies that occur in period subsequent to the software license sale. During weak economic conditions, such as those being experienced in some geographic regions we serve, there is an increased risk that certain of our customer will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for professional services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amount, and may force us to disgorge payments made during the preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be less certain or harder to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.


We May Not Be Able to Generate Positive Cash Flows or Profits Sufficient to Sustain Our Operations. Although we are optimistic about recent profits, we have experienced net losses and negative cash flows from operating activities in prior periods. Our long-term business strategy is to generate profits. If we are unable to generate positive cash flows and net income, we may be required to change our business plan and/or seek additional financing. If unsuccessful in either case, we may be required to sell our assets, discontinue operations or dissolve.


If We Lose Key Personnel or are Unable to Attract and Retain Additional Personnel, Our Ability to Grow Our Business Could be Harmed. Our performance depends in large part on the continued performance of our executive officers and other key employees. All of our key personnel have employment contracts with us. The contracts are generally described in Item 6, Executive Compensation, within our annual Form 10-KSB. The loss of the services of these executive officers or other significant employees could negatively impact our business. Please refer to Part II, Item 5 titled "Other Information" within our Form 10-QSB for the quarter ended June 30, 2004 filed on August 13, 2004 for information regarding the July 21, 2004 dismissal of our Chief Technology Officer, David Berg.


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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer (CEO) and Chief Financial Officer
(CFO) as appropriate to allow timely decisions regarding required disclosures.


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




                          PART II -- OTHER INFORMATION

Item 5. Other Information

Effective September 30, 2004, John Burwick was removed from his position as Corporate Development Officer of the Company. Since January 1, 2004, Mr. Burwick has not assumed active duties as an officer and employee as a result of his indefinite leave of absence. Mr. Burwick joined TCI in 1998 and will remain an employee of the Company.

Item 6. Exhibits

                                  Exhibit Index
--------------------------------------------------------------------------------
 Exhibit No.                      Description
--------------------------------------------------------------------------------
3.1***       Certificate of Amendment of the Fourth Amended and Restated
             Certificate of Incorporation of TCI Solutions, Inc.
--------------------------------------------------------------------------------
3.2*         Fourth Amended and Restated Certificate of Incorporation of TCI
             Solutions, Inc.
--------------------------------------------------------------------------------
3.3*         Bylaws of TCI Solutions, Inc. and Amendments thereto
--------------------------------------------------------------------------------
4.1*         Amended and Restated Stockholders Agreement dated December 21, 2001 among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto
--------------------------------------------------------------------------------
4.2*         First Amendment to Amended and Restated Stockholders Agreement
             dated April 10, 2002 among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto
--------------------------------------------------------------------------------
4.3*         Second Amendment to Amended and Restated Stockholders Agreement
             dated April 2002, among TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto.
--------------------------------------------------------------------------------
4.4*         Second Amended and Restated Registration Rights Agreement dated
             April 10, 2002 among TCI Solutions, Inc. and the persons identified on Schedule I thereto
--------------------------------------------------------------------------------
4.5*         Management Rights Letter in favor of InnoCal II, L.P. dated
             December 21, 2001
--------------------------------------------------------------------------------
4.6*         Management Rights Letter in favor of Productivity Fund IV dated
             December 21, 2001
--------------------------------------------------------------------------------
4.7**        Warrant to Purchase a 125,000 shares of Common Stock of TCI
             Solutions, Inc. in favor of Comerica Bank-California dated August
             6, 2002
--------------------------------------------------------------------------------
10.1**       Loan and Security Agreement dated August 6, 2002 between TCI
             Solutions, Inc. and Comerica Bank, N.A.
--------------------------------------------------------------------------------
10.2***      First Amendment to Loan and Security Agreement dated August 5, 2003 between TCI Solutions, Inc. and Comerica Bank, N.A.
--------------------------------------------------------------------------------
10.3***      Second Amendment to Loan and Security Agreement dated January 28,
             2004 between TCI Solutions, Inc. and Comerica Bank, N.A.
--------------------------------------------------------------------------------
10.4***      Third Amendment to Loan and Security Agreement dated February 28,
             2004 between TCI Solutions, Inc. and Comerica Bank-California
--------------------------------------------------------------------------------
10.5***      Warrant to Purchase 35,000 shares of Common Stock of TCI Solutions,
             Inc. in favor of Comerica Bank-California dated February 27, 2004
--------------------------------------------------------------------------------
10.6***      Employment Agreement dated January 1, 2003 between TCI Solutions,
             Inc. and Lance Jacobs
--------------------------------------------------------------------------------
10.7***      Employment Agreement dated January 1, 2003 between TCI Solutions,
             Inc. and Stephen DeSantis
--------------------------------------------------------------------------------
10.8***      Employment Agreement dated January 1, 2003 between TCI Solutions,
             Inc. and David Berg
--------------------------------------------------------------------------------
10.9*        2001 Equity Incentive Plan of TCI Solutions, Inc. and Amendments
             thereto
--------------------------------------------------------------------------------
10.10*       2001 Non-Employee Directors' Stock Option Plan of TCI Solutions,
             Inc.
--------------------------------------------------------------------------------
10.11*       1993 Equity Incentive Plan of TCI Management, Inc. (now TCI
             Solutions, Inc.)
--------------------------------------------------------------------------------
10.12*       1993 Non-Employee Directors' Stock Option Plan of TCI Management,
             Inc. (now TCI Solutions, Inc.)
--------------------------------------------------------------------------------
10.13****    Employment Agreement dated May 27, 2004 between TCI Solutions, Inc.
             and David R. Butler
--------------------------------------------------------------------------------
31.1         Section 302 Certification of Chief Executive Officer Pursuant to
             Rule 13a-14(a)/15d-a4(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002
--------------------------------------------------------------------------------
31.2         Section 302 Certification of Chief Financial Officer Pursuant to
             Rule 13a-14(a)/15d-a4(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002
--------------------------------------------------------------------------------
32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------


* Incorporated by reference to the registrant's Form 10-SB filed with the Commission on April 30, 2002.


** Incorporated by reference to the registrant's Quarterly Report for the quarter ended September 30, 2004 on Form 10-QSB filed on November 14, 2003.

*** Incorporated by reference to the registrant's Annual Report for the year ended December 31, 2003 filed on Form 10-KSB on March 30, 2004.


**** Incorporated by reference to the registrant's Quarterly Report for the quarter ended June 30, 2004 filed on Form 10-QSB on August 13, 2004.

                                   SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     TCI SOLUTIONS, INC.


Dated: November 12, 2004                       By:   /s/ David R. Butler
                                                     -------------------
                                                     David R. Butler
                                                     Chief Executive Officer

Dated: November 12, 2004                       By:   /s/ Stephen P. DeSantis
                                                     -----------------------
                                                     Stephen P. DeSantis
                                                     Chief Financial Officer