Form 10KSB
period 2004-12-31
TCI SOLUTIONS INC
filed 2005-04-15
CIK 1167257

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-KSB
 X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

                   For the fiscal year ended December 31, 2004

 _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from__________ to__________

                           Commission File No: 0-49783

                                  -------------


                               TCI Solutions, Inc.
                 (Name of small business issuer in its charter)

                  Delaware                             33-0537151
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

         17752 Skypark Circle, Suite 160
                Irvine, California                        92614
     (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (949) 476-1122

                                ----------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None


         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 Par Value
                                (Title of Class)

                                ---------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

   State issuer's revenues for its most recent fiscal year:  $21,828,014.

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

   Number of shares of Common Stock ($0.001 par value) outstanding as of the close of business on March 7, 2005: 12,825,459


                     Transitional Small Business Disclosure
                               Format (Check one)

                                    Yes No X


                                                        TCI Solutions, Inc.
                                                            Form 10-KSB
                                            For the Fiscal Year Ended December 31, 2004
                                                         Table of Contents


PART I...........................................................................................................1
         Item 1.  Business.......................................................................................1
         Item 2.  Properties.....................................................................................7
         Item 3.  Legal Proceedings..............................................................................8
         Item 4.  Submission of Matters to a Vote of Security Holders............................................8
PART II..........................................................................................................8
         Item 5.  Market for Common Equity and Related Stockholder Matters.......................................8
         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........9
         Item 7.  Financial Statements..........................................................................27
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.........27
PART III........................................................................................................28
         Item 9.  Directors and Executive Officers, Promoters and Control Persons; Compliance with
                   Section 16(a) of the Exchange Act............................................................28
         Item 10.  Executive Compensation.......................................................................31
         Item 11.   Security Ownership of Certain Beneficial Owners and Management..............................34
         Item 12.  Certain Relationships and Related Transactions...............................................36
         Item 13.  Exhibits.....................................................................................36
         Item 14.  Principal Accountant Fees and Services.......................................................38


                                     PART I

Item 1.  Business

Overview

    TCI Solutions, Inc., a Delaware corporation, originated in 1982. We provide retailers with enterprise solutions consisting of mission-critical software applications and specialized professional services. Our software enables retailers to quickly and accurately execute strategic business decisions in the areas of merchandise planning and optimization, merchandise management and store operations. Our architecture and enterprise data repository provide a powerful and flexible foundation that can automate and support electronic data exchange throughout the enterprise and retail supply chain.

    Our principal corporate office is located at 17752 Skypark Circle, Suite 160, Irvine, California 92614 and our principal development and support facility is located at 5210 E. Williams Circle, Suite 300, Tucson, Arizona 85711. Our website address is www.tcisolutions.com.

Our Evolution

    From 1982 until 1995, we grew to become a leading provider of store-level solutions to the grocery industry. In 1996, we expanded our strategy and extended our solutions offering to include corporate headquarters. Our strategy was to leverage our 12-year history and retail industry expertise to develop TCI Retail(TM), a merchandising enterprise product line. TCI Retail enables retailers to quickly and accurately execute strategic business decisions in the areas of merchandise planning and optimization, merchandise management and store operations.

    We dedicated the next five years to creating an architecture and enterprise data repository providing a powerful and flexible foundation that can automate and support electronic data exchange throughout the enterprise and supply chain. Our goal is to become the architectural hub and infrastructure that retailers utilize to manage their enterprise technology.

    For the past four years, we have continued to broaden and advance TCI Retail with additional modules and functionality. These efforts were primarily funded through $13.3 million of capital raised from both new and existing investors from the sale of Series B Preferred Stock in late 2001 and early 2002.

    Our historical presence has been in grocery retail. Over the next few years, we plan to continue to extend our presence in other retail segments and solidify ourselves as one of the top retail solution providers. Our investments will expand our core mission-critical applications in the areas of execution, demand intelligence and collaboration.

    On April 1, 2005, Retalix Ltd. through its wholly owned subsidiary Retalix Holdings Inc. (which we refer to as "Retalix Holdings"), purchased substantially all of our outstanding Series A Preferred Stock and Series B Preferred Stock for an aggregate purchase price of $30,035,148, consisting of 715,729 ordinary shares of Retalix Ltd. valued at $17,177,500 and $12,857,648 in cash which was paid to certain institutional stockholders pro rata. The acquisition resulted in Retalix Ltd. beneficially owning in excess of 73% of our outstanding voting stock (calculated on an as-converted to common stock basis), and specifically, 99.8% of the outstanding Series A Preferred Stock and 95.8% of the outstanding Series B Preferred Stock. Also on April 1, 2005, we entered into an agreement and plan of merger with Retalix Ltd., Retalix Holdings and certain subsidiaries of Retalix Holdings under which we would be merged with and into a subsidiary of Retalix Holdings and all outstanding common stock and preferred stock of TCI (other than shares held by Retalix Holdings and shares as to which appraisal rights have been properly asserted under Delaware law) would be exchanged for cash. Following the merger, we would cease to exist and all of our assets and liabilities would be held by a subsidiary of Retalix Holdings. The acquisition by Retalix described above was disclosed in TCI's a current report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2005.


Principal Products and Services

     We have gained recognition for providing strategic pricing and inventory management solutions that enable grocers to increase top and bottom lines by speeding decisions into action. Since 1998, we have developed TCI Retail(TM), our flagship solution, which provides strategic pricing and inventory management capabilities for headquarters (TCI HQ(TM)) and stores (TCI Store(TM)). TCI HQ and TCI Store are comprehensive rules-based solutions built on TCI's Retail Execution System(TM) (RES), a powerful and flexible foundation. Inventory Management System (IMS), a Direct Store Delivery
(DSD) software package, originally introduced in 1983, is widely utilized by the grocery industry as back-door-operations software. This application established us as a leading supplier of retail management software.

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

     TCI products are used by more than 400 chains and 15,000 installations worldwide. TCI Retail is widely utilized for strategic pricing and inventory management solutions within grocery retail.

Retail Execution System

     RES consists of an enterprise data repository on which all of our applications reside. RES enables retailers to centrally manage a single source of operational information, and also provides hosting, integration and personalization tools. This infrastructure empowers retailers to rapidly respond to changes in their competitive environments throughout their enterprise. RES consists of:

    o Foundation - Enterprise Data Repository for item, store and vendor information, and set-up tools.
    o Extensibility Package - extended feature set, Personalization Workbench and Integration Workbench for enhancing and personalizing the solution to meet business goals.
    o Hosting Package - Store Interface Manager and Data Integration Manager for internal and external connectivity with stores and third-party applications.

     This foundation gives grocers unprecedented business advantages and control through a flexible development platform and powerful options for integration and customization.

TCI Retail

     TCI Retail(TM) consists of RES' powerful foundation and solution packages that can be implemented at headquarters (TCI HQ) or store-level (TCI Store). TCI Store and HQ both provide full-function solution modules that enable retail chains to quickly execute strategic business decisions, from headquarters to the store level. Solution sets can be implemented as packages, individually or as complements to existing systems.

TCI HQ

     TCI HQ(TM) is a merchandise management system that provides centralized pricing, promotion and inventory management solution for retail chain headquarters. It controls data through its single enterprise data repository, automates business processes through its powerful pricing engine and executes changes throughout the organization. The system centralizes item/vendor maintenance for all stores and serves as the collection point for all inventory and product movement details. It provides capabilities that help grocers to improve their top and bottom lines through:

    o   Central control of item, vendor, and store information.
    o Automated price generation to protect costs and improve focus on sensitive items.
    o   Management business processes.
    o   Execution of price changes throughout the organization.
    o   Lowering of overhead through automation.

TCI Store

     TCI Store(TM) is a store operations and merchandising execution system that provides complete direct store delivery (DSD), price management and inventory control solution for grocery stores. Its capabilities help improve profitability through:

    o   Improved price accuracy.
    o   Consistent price image.
    o   Higher margins.
    o Greater vendor and merchandise delivery control. o Reduced labor needed to manage store-level inventory and pricing.

Solution Packages

Pricing Package

     Our Pricing Package is a complete solution for executing and managing pricing strategies, designed specifically for the grocery retail industry. Its capabilities help grocers control critical item, vendor and store information, establish and maintain a consistent price image, automate processes and execution of price changes to stores, reduce overhead, improve profit margins, better serve customers and gain a competitive advantage. We offer the following Pricing Modules:

o Price Generation module enables grocers to establish and manage pricing rules and executes approved pricing changes throughout the enterprise. Its powerful rules-based engine automates process, eliminating paperwork and manual processes, reducing data errors and lower staff time needed to maintain prices.
o Spread/Parity Pricing module enables grocers to create business objective-based rules for aligning the retail prices of like items, including generic (store) brands, national brands, competitive brands and items available in various units of measure.
o Competitive Pricing module automates and institutionalizes competitive pricing philosophies, including the ability to develop pricing objectives by store, region, zone and market. The Competitive Pricing module utilizes offline handheld PDA-style units for collecting and downloading a competitive item set, including price, location, price levels, comments and other data from the competitors' stores.
o Frequent Shopper module supports a wide variety of consumer offers used by customer loyalty and promotional programs. It supports multiple offer criteria and sophisticated offer management capabilities.
o Inventory Sensitive Pricing (ISP) module positively impacts item-level profitability and inventory control through lower inventory costs, increased product movement and higher revenue by managing product price point. This module supports development of store-level item pricing strategies based on pre-defined inventory levels (at each store). It automatically adjusts item pricing, margins and promotional programs based on the inventory quantity on hand. These capabilities remove the barriers to getting timely information and reports so that new programs can be evaluated and updated quickly.

Inventory Package

     Our Inventory Package is a complete solution for managing inventory - from back door receiving to front end ordering. Its capabilities help grocers maintain optimal stock levels, reduce out-of-stocks, speed the replenishment process, reduce overhead and maximize item-level profitability. We offer the following Inventory modules:
    o Receivers, POs, Transfers module allows retailers to create orders, receive product to store inventory and transfer product to/from store inventory.
    o Perpetual Inventory module helps grocers gain a competitive advantage with balanced inventory costs and movement. It is a complete solution for managing inventory, including tracking receipts, sales, and other factors that affect the on-hand balance of a store's merchandise.
    o Computer Assisted Ordering (CAO) module increases sales through efficient and effective retail-level replenishment. CAO helps keep inventory from falling below user-defined levels by creating vendor- and store-specific purchase orders whenever inventory reaches the established reorder point. It automatically generates suggested orders based on safety stock levels and expedites orders for very low stock levels.
    o Store Ordering module provides item information and the ability to generate vendor orders. It streamlines back door operations and helps achieve total store automation through wireless access to real-time inventory data.

Promotions Package
     Our Promotions Package is a comprehensive solution for managing, executing and analyzing promotions. Its capabilities help grocers to develop profitable promotional programs and quickly and accurately execute promotional prices throughout the enterprise. We offer the following Promotions modules:
    o Promotions Management module lets grocers plan and execute promotions on a chain-wide basis, by store groups or individual stores.
    o Electronic Marketing module enables retailers to develop targeted promotions for implementing conditional deals for individual customers or groups. It supports very powerful, complex promotions that can result in increased shopper loyalty.

Store Operations Support Package
     Our Store Operations Support Package manages in-store peripheral systems and departments. It ensures data consistency and integrity chain wide. Fully integrated with the enterprise data repository, Store Operations modules allow grocers to easily manage all item, vendor and store information throughout their chains, regardless of the number and type of in-store systems in use. We offer the following Store Operations Support modules:
    o Scale Management module ensures product and pricing data integrity by simplifying the management of scale item data and execution of data directly to the scales. It supports a wide variety of scale hardware and all data elements including nutritional labeling and safe handling messages for weighed items.
    o Signs and Label Management module is a complete sign and label solution. It provides a wide variety of label forms, support custom templates, ad-hoc signs and labels.
    o POS eXchange module delivers unmatched integration and data management capabilities, interfacing with virtually any point-of-sale (POS) system and application versions available in the market today, as well as POS systems that have been around a while. It enables grocers to manage POS system data quickly, accurately and easily, ensuring price integrity and margin protection.

TCI thinStore(TM)
     TCI thinStore, a recently developed extension of TCI Retail(TM), is an inventory and price management solution that uses web and wireless technologies to streamline the execution of critical store-level business operations. It is a browser-based solution designed to centralize store operations on a single, integrated database and streamline the execution of mission-critical store tasks, including: ordering, receiving, shelf price audits and exception-based price changes.

By removing the burden of information and computer technology from stores and by simplifying the ways in which tasks are executed, thinStore gives grocery chains:
    o greater control over pricing and inventory strategies by centralizing data and business processes
    o reduced overhead by reducing the IT support and training burden at the stores
    o improved focus of store personnel on customer service - a chain's competitive advantage - by eliminating paper-work and system operations

TCI Store(TM)
    TCI Store is a packaged pricing and inventory management offering designed to meet the needs of North America's more than 12,000 small grocery chains and independents. Packaged versions of TCI Retail, these are scaled-down, bundled solutions that enable small and medium food retailers to manage and execute pricing and inventory management programs at headquarters and stores. This solution is marketed through our reseller channel, and is designed as a Global Trade Item Number (GTIN) compliant solution that allows retailers to control operational costs so they can successfully compete with industry giants without the high implementation, training and maintenance costs associated with major system installations and integration efforts. We offer the following TCI Store packages:

    o Store Pricing provides basic store-level pricing capabilities, including POS connectivity, shelf price audit functionality.
    o Store Standard offers store-level pricing, Direct Store Delivery (DSD) receiving capabilities and wholesaler interface.
    o Store Plus offers store-level pricing, DSD receiving, a wholesaler interface, signs/labels and category analyzer for sales and profitability reporting.
    o Store HQ Standard offers centralized price management, hosting item files to stores, reporting capabilities, a wholesaler interface and personalization and integration tools.

Services

     Our Professional Services organization deploys a methodology and practice proven in grocery retail. Our expertise covers both functional needs such as price strategy, price audit, inventory management and store receiving, as well as technical needs, specifically the integration of our technology into the customer's complex IT environment. Our professional services group consists of business consultants, system analysts and technical personnel with extensive retail industry, implementation and integration expertise. Our professional services group assists our customers in all phases of systems implementation, including assisting customers with business process change, project management, system planning, design, data conversion, training, education, business implementation and product support. This variety of implementation services is designed to maximize our customer's return on software investment along with educational and training programs for our clients, associates and business partners. Professional services are billed on an hourly basis. From time to time, we augment our services with third-party system integrator alliances. The benefit of our wide-ranging skill sets is assisting our clients in completing a quality installation within budget and on time.

Customer Support and Maintenance Services

     Our customer support and maintenance services agreement includes telephone support for problem identification and resolution assistance, email support and the right to receive unspecified new product releases. The vast majority of our clients have typically participated in our client support and maintenance program.

Market Background

     Retail is an industry where chains face constant pressure from demographic, economic, competitive, regulatory and technology factors. It is a highly competitive market, particularly for supermarkets, who face increasing competition from non-traditional retailers, like drug stores, dollar stores, convenience stores, restaurants, and of course, Wal-Mart. Price pressures and consumers' heightened demand for value, convenience and services are key factors.

     As technology usage continues to become pervasive in society, new capabilities and emerging technologies are creating expectations of efficiency for retailers and the role of information technology is shifting to that of a differentiator and profit-enhancer vs. a General and Administrative cost.

     There has historically been no packaged merchandising solution that meets the specific functional, volume and infrastructure needs of the grocery industry. Grocers rely on technology infrastructures that consist of many legacy solutions, silo applications and manual/duplicate processes which require extensive support, resources and integration. They require applications that interface not only with wholesalers/suppliers and other corporate systems, but with a huge number of in-store devices i.e.: such as POS, scales, labels and signs, etc. Grocers also process, store and communicate tremendous volumes of data, placing a large burden on these aging and un-integrated systems.

     Our solutions are designed to provide a strong foundation and full retail pricing and inventory management capabilities to the grocery industry. In the current environment of multiple un-integrated point solutions, retailers are trying to manage many silos and versions of information throughout their organization. We utilize a phased approach to provide a single, centralized database on which rules-based pricing and inventory management applications can operate.

     TCI Retail is a solution that addresses this opportunity and delivers to the market, an enterprise-wide packaged solution that meets infrastructure, pricing and inventory requirements. In equipping retailers with quality solutions, we have spent $4.0 million and $3.5 million, during 2003 and 2004 respectively, on internally sponsored research and development activities. Since the introduction of TCI Retail in 1996, we have invested approximately $29.3 million in developing our solutions.

Markets

    We market our solutions to retailers both domestically and internationally. To date, the majority of our sales have occurred domestically in the United States markets. In 2004, Domestic sales accounted for 87.8% of total revenue, with the remaining 12.2% from international sales. Our primary domestic market is within the retail and wholesale grocery industry. Internationally, we service customers in Canada, Latin and South America.

Distribution

     TCI Retail is marketed to mid-size and large domestic and international retail chains through our direct sales force. To address the independent / smaller chains, we have introduced TCI Store, a packaged solution designed to meet the needs of these retailers. This solution will be primarily distributed through our reseller network and point-of-sale dealers nationwide.

    Services are usually distributed in conjunction with the delivery of our software solutions. These services often involve consultation, project management, implementation and training. From time-to-time, we partner with third party integration firms to assist in the delivery of our services.

Competition

    The retail technology market is highly competitive. We enjoy a leadership position with the company's solutions in use by 400+ chains, with more than 15,000 installations worldwide. We believe that our ability to compete depends on many factors within and beyond our control including:

    o Full-function capabilities that meet the specific pricing and inventory management requirements of the grocery industry
    o Breadth of pricing and inventory management functionality as compared to our competitors, many of whom are marketing general merchandise solutions to the grocery industry
    o   Industry knowledge, presence and reputation
    o   The quality of our customer support and implementation services
    o   The effectiveness of our sales and marketing efforts

    We experience competitive pressures from a different set of vendors for headquarters and store applications. Additionally, there are several consulting companies offering competing professional services.

    Our headquarters applications compete with internally developed systems and with other software companies such as JDA Software Group, SAP, Softechnics, Retek, Lawson and Retalix. Our store solutions compete with internally developed systems and with software companies such as Retalix, Softechnics, BR Data and S4.

    In the market for consulting services, we compete with leading systems integrators that consult with our customers such as Accenture, Cap Gemini Ernst & Young, Deloitte Consulting and IBM Global Services.

Significant Customers

    In 2003, one customer accounted for 17.3% of total revenues. In 2004, two customers accounted for 18.0% and 10.6% respectively of our total revenues. No other single customer accounted for more than 10% of 2003 or 2004 total revenues.

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

Employees

    As of December 31, 2004, we have a total of 133 full-time employees primarily based in the United States. Of the total, 29 were engaged in sales and marketing, 58 were in professional and support services, 29 were in product development and 17 were in administrative functions. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement. When needed, we engage consultants for software development, integration, accountants and attorneys on a fee basis.


Item 2. Properties

    Our principle administrative office is located in Irvine, California where we lease approximately 9,500 square feet of office space. Our development and support facility is located in Tucson, Arizona where we lease approximately 28,000 square feet of office space. Additionally, we lease small regional offices in Irving, Texas and Edmond, Oklahoma to provide customer training and field staffing, respectively.

    Properties leased by us are leased on terms for durations that are reflective of commercial standards in the communities where the properties are located. We believe that our existing facilities are adequate and meet our current needs. In the event of needed expansion space, we believe that reasonable amounts of space would be available at favorable lease terms.


Item 3.  Legal Proceedings

     We are involved in legal proceedings and actions arising in the normal course of business. While the results of such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of such proceedings and actions will not likely have a material adverse effect on our financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on November 12, 2004 at our Irvine facility at 17752 Skypark Circle, Suite 160, Irvine, California 92614. Two proposals were voted on at the Annual Meeting and the results of the voting are as follows:

     Proposal 1: The following directors, constituting all of our directors, were elected at the meeting to serve until their respective successors are duly elected and qualified. The directors elected at the Annual Meeting received the number of votes set forth opposite their respective names, as follows:

                                          For                    Withheld
                                 ----------------------  ----------------------

      Todd G. Gardner                 12,299,997                   0
      James E. Houlihan III           26,111,560                   0
      Mark T. Koulogeorge             26,111,560                   0
      Daniel Raynor                   12,299,997                   0
      David R. Butler                 45,727,562                651,471
      Lance C. Jacobs                 45,727,562                651,471

    Proposal 2: To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2004. Proposal No. 2 received the following votes: For - 45,727,562; Against - 651,464; Abstain - 7.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     There presently is no market for our common stock. To our knowledge there have been no reported sales or bids of such common stock.

Holders

     As of March 14, 2005 there were approximately 1,379 holders of record of our common stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with our overall strategy to give readers an overview of the goals of our business and the direction in which our business and products are moving. The strategy section is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our 2004 and 2003 financial statements, beginning with an Overview. We then provide an analysis of changes in our balance sheet, income statements and cash flows, and discuss our financial commitments in the sections entitled "Financial Condition," "Material Commitments" and "Off-Balance-Sheet Arrangements." We conclude this MD&A with our "Business Outlook" section wherein we discuss the outlook for 2005.

Forward Looking Statements

     This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-KSB, including "Item 1: Business" and "Item 7:
Financial Statements". The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by uncertainties and risk factors described throughout this filing and particularly in the "Business Outlook" section. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we can not assure you that such expectations will occur. Our actual results may differ materially, and you should not unduly rely on these forward-looking statements, which speak only as of the date of this report. These forward-looking statements do not reflect the potential impact of any business activities not completed as of March 31, 2005. For example, if our merger with Retalix is completed, our outlook, expected results, future strategy and other forward looking information will change substantially.


Our Strategy

    We intend to solidify our presence in grocery retail and wholesale, broaden our product offering with new and complimentary products developed internally and through partnerships, and focus on the critical elements of operational execution. Our goal is to enhance retail operations and execution with high quality solutions to add and retain valuable customers. Key elements of our strategy to fulfill our vision are outlined in the points that follow:

    o Operational Efficiency - We have clearly defined our business strategy and core business activities. As a result, we have developed an operating structure designed to boost software license revenues and shrink operating costs in order to improve operational efficiency and enhance customer satisfaction. The actions we have taken include:

              o Focused Market Approach - We have aligned our operational activities and resources with the delivery of solutions and services for the following market definitions:

                  Mainstream & Enterprise Marketplace- For this marketplace, we focus on delivering high quality, strategic pricing and inventory management solutions that deliver rich and flexible functionality. This marketplace also has the following attributes:
                      o   Retailers with greater than or equal to 10 stores
                      o   Sophisticated functional requirements
                      o   Sales occur primarily through our direct sales force

                      o Implementations range from simplistic to sophisticated and may be supported through strategic implementation partners
                  Small to Medium Retail Marketplace - Within this marketplace we offer a competitively priced solution with the benefits of pre-defined functionality, rapid implementation and minimal support requirements. Additionally, this marketplace has the following characteristics:
                      o   Retailers with less than 10 stores
                      o   Minimal functional requirements
                      o Dealers are our primary sale and delivery mechanism for product sales

              o Develop and Leverage Strategic Relationships - We will continue to establish strategic business relationships that enhance the development of our products, the breadth of our product offering and the delivery of services that empower us to deliver a complete customer solution. We believe these relationships can provide greater market presence, greater opportunity to increase sales, improve operational efficiencies and provide greater access to other retail sectors and international markets. Additionally, within our Small to Medium Retail marketplace, software is now primarily sold and serviced through our reseller and point-of-sale dealer networks.

    o Client Satisfaction - Since 2003, we have renewed our focus to continually improve by developing initiatives designed to focus the organization on delivering value to both our new and existing customer base. These initiatives have resulted in and will continue to improve quality, satisfaction and the efficiency of our customers' experience. The initiatives we are cultivating for the benefit of our customers are as follows:

              o Product Development Process- We continue to implement new processes for operational improvement around product development. Initially addressing the product management process and market requirements definition, the Product Development Process includes formality around functional and technical specifications. These processes and procedures insure that we remain in touch with delivering high quality solutions and functionality for our customers.

              o Engagement Management - Engagement Management is a services and support initiative complete with governances and processes that have aided in the creation of great customer experiences both during and beyond our software implementations. Our goal is to optimize the project and it begins with understanding our customer's expectations. Engagement management transcends the services implementation and improves the depth of our win-win customer relationships.

              o Fast-Track Implementations - Fast-Track is a packaged implementation program to lower the risks of replacing legacy pricing and hosting systems. Fast-Track is a phased implementation of TCI's core pricing and hosting foundation offering predefined deliverables, installation scope and timeframe. Fast-Track provides grocers with price management, base price generation, hosting and store system interfaces, to systems such as POS, and signs and labels. It also includes development of roles-based menu templates and personalized reports, as well as training, and pilot and go live support.

              o Quality and Customer Centricity - A critical component to our success as a developer of technology solutions begins with listening to user concerns and understanding their requirements from the beginning. We put the customer at the center of our organizational structure and it is very important to us that the customer always has a single integrated view of our company. Our quality and customer centricity initiatives are focused on continuously improving in these areas.

Critical Accounting Policies

    The methods, estimates and judgments we use in applying our accounting policies have an impact on the results we report in our financial statements. Our discussion and analysis of results of operations and financial condition are based upon financial statements that we prepared in accordance with generally accepted accounting principles of the United States of America.

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

    We license software products under non-cancelable perpetual license agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended and interpreted by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation and disclosure of revenue in financial statements.

    Software license revenue is recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered reasonably assured. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. Revenues attributable to undelivered elements, including consulting services and post-contract support, are based on the sales price of those elements when sold separately. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. We do not offer rights of return.

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

    Other revenue is recognized when the third-party products have been delivered and title has passed.

     Accounts Receivable - We typically extend credit to our customers. Payments for software licenses generally include payment terms with installments due within six months from the date of delivery. All significant customers are reviewed for credit worthiness before we license our software and we do not sell our software or recognize any license revenue unless we believe that collection is probable. Billings for customer support and professional services performed on a time and material basis are due on net 30-day terms. We review past due accounts and provide specific reserves based upon the information we gather from sources including customers, subsequent cash receipts, professional services, and credit rating services such as Dunn & Bradstreet. We estimate the probability of collection of the receivable balances and provide an allowance for doubtful accounts based upon an evaluation of our customers' ability to pay and general economic conditions. While our losses have historically been within our estimates, we cannot guarantee that we will continue to experience the same collection experience. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense which could have a material adverse impact on our results of operations and financial position for the periods in which such additional expense occurs.

     Goodwill - Our business combinations have resulted in goodwill. We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We compare the estimated market value of our segments to book value to determine whether or not any potential impairment of goodwill exists. Our estimates of market value are based on average multiples of our public competitors, which are subject to change based on industry, economic and business conditions. While we have not experienced impairment of goodwill assets in prior periods, we cannot guarantee that there will not be impairment in the future.


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


Overview of Significant Trends and Developments in Our Business

    The Majority of Our Stock has been Acquired. On April 1, 2005, we entered into a Stock Purchase Agreement with Retalix, Ltd., an Israeli corporation, and certain holders of our outstanding Series A Preferred Stock and Series B Preferred Stock ("Selling Stockholders"), pursuant to which Retalix purchased substantially all of the our outstanding Series A Preferred Stock and Series B Preferred Stock (the "Acquisition") for an aggregate purchase price of $30,035,148, consisting of 715,729 ordinary shares of Retalix valued at $17,177,500 and $12,857,648 in cash which was paid to the Selling Stockholders pro rata. We paid to employees and directors who held vested stock options under our stock option plans and who had tendered options under our option exchange offer which closed in 2004, an aggregate of $1,744,999 in cash. The Acquisition resulted in Retalix beneficially owning in excess of 73% of our outstanding voting stock (calculated on an as-converted to common stock basis), and specifically, 99.8% of the outstanding Series A Preferred Stock and 95.8% of the outstanding Series B Preferred Stock. Also on April 1, 2005, we entered into an agreement and plan of merger with Retalix Ltd., Retalix Holdings and certain subsidiaries of Retalix Holdings under which we would be merged with and into a subsidiary of Retalix Holdings and all of our outstanding common stock and preferred stock (other than shares held by Retalix Holdings and shares as to which appraisal rights have been properly asserted under Delaware law) would be exchanged for cash (the "Merger"). Following the Merger, we would cease to exist and all of our assets and liabilities would be held by a subsidiary of Retalix Holdings.

     Revenue Trends. In 2004, we experienced growth in Services revenue of 16.1% and Maintenance revenue of 25.5%. Our success in these areas is primarily attributable to the overall growth in our licensed customer base and the size and scope of existing services engagements. Software license revenue increased 9.6% from 2003. We believe the primary factor contributing to the increase in software license revenue was due to the repositioning of our TCI Retail HQ solutions and introduction of new merchandising analytic applications. Early in 2004, we expanded our product offerings by introducing new applications and integrating other key strategic applications thereby enabling us to offer a more complete solution. Additionally, our state-of-the-art TCI Retail Store product was released in the second quarter of 2004 to specifically address the replacement of our heritage product, IMS and has been gaining market acceptance. Our strategy to organize the company around our two primary market segments, Small to Medium Retailers (SMR) and Enterprise/Maintream, and to provide market specific products and services, is expected to increase software license revenue and increase our overall growth rate for total revenue.


      We Continue to Expand Our Product Offering. We have sought to expand the breadth of our product offerings by partnering with solution providers to enhance the value our solutions deliver to customers and enhance our competitive positioning. We have recently announced software license and distribution agreements with FRENDS Technology, Inc., JRS Innovative Software, Inc., and JustEnough Software, Inc. These products extend TCI Retail by automating workflow, easing integration, offering category management and bringing demand forecasting, inventory optimization and planning capabilities to our customers.

    Economic Conditions Continue to Impact Our Operating Results. Our operating results continue to be impacted by uncertain economic conditions. The grocery retail industry continues to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. As a result, our sales cycles remain elongated and we continue to experience uncertainty predicting the size and timing of individual contracts. We believe that delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results. Delays in the customer decision-making processes have resulted from a number of factors including extended due diligence procedures and the appointment of new senior management. Nonetheless, our competitive losses remain very low.

Results of Operations
      Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Revenues

    Total revenues were $21.2 million and $21.8 million in 2003 and 2004 respectively, representing an increase of $614,000 or 2.9%. Overall, we experienced growth in license revenue of 9.6%, maintenance revenue of 25.5% and services revenue of 16.1% from 2003. These increases were partially offset by an 81.3% decrease in other revenue. In 2003, one customer accounted for 17.3% of our total revenues. In 2004, two customers accounted for 18.0% and 10.6% of total revenues. No other single customer accounted for more than 10% of 2003 or 2004 total revenues.

    Software license revenues were $5.6 million and $6.1 million in 2003 and 2004, representing an increase of $531,000 or 9.6%. We believe the primary factor contributing to the increase in software license revenue was due to the repositioning of our HQ solutions and the introduction of new merchandising analytic applications.

Software License Revenue by Product-Line

    We classify our software licenses in two TCI Retail product categories: TCI HQ(TM) and TCI Store(TM). TCI Retail consists of Solution Packages that can be implemented at headquarters (TCI HQ) or store-level (TCI Store). TCI Store and HQ both provide full-function solution modules that enable retail chains to quickly execute strategic business decisions, from headquarters to the store level. Solution sets can be implemented as packages, individually or as complements to existing systems.

A summary of the software revenue attributable to these product categories is as follows:


                                       2004           %          2003          %
                                       ----           -          ----          -
       Revenues:
        TCI HQ.......................  $4,015,112     65.9%    $2,211,052      39.7%





        TCI Store....................  2,077,632     34.1%     3,350,754      60.3%
                                      ----------    ------    ----------     ------
          Total...............        $6,092,744    100.0%    $5,561,806     100.0%
                                      ==========    ======    ==========     ======

    License revenues from TCI HQ were $2.2 million and $4.0 million in 2003 and 2004 respectively, representing an increase of $1.4 million or 52.0%. Additionally, license revenue from TCI Store declined $1.2 million or 36%. Total software license revenue increased by $588 thousand or 10.6% from 2003. We believe the primary factor contributing to the increase in software license revenue was due to the repositioning of our HQ solutions and introduction of new merchandising analytic applications. Early in 2004, we expanded our product offerings by introducing new applications and integrating other key strategic applications thereby enabling us to offer a more complete solution.

    Maintenance. Maintenance revenues were $3.8 million and $4.8 million in 2003 and 2004 respectively, representing an increase of $966,000 or 25.5% from 2003 to 2004. The increase in software maintenance revenue was attributable to renewals of annual support and maintenance agreements from existing customers and to new sales of support and maintenance services associated with software sales. We believe that our success with renewals is the result of strong relationships with existing customers and increased software license revenue from our TCI Retail product line. We expect future software maintenance revenues to increase as a result of the quality of our support and maintenance services and expected increases in software license revenue.

    Services. Services revenue increased from $9.0 million to $10.4 million in 2003 and 2004 respectively, representing an increase of $1.5 million or 16.1%. The increase in services revenue is directly attributed to increased implementation services associated with our TCI Retail products. We expect future services revenue to increase as a result of new software license sales and expansion of our services capabilities and offerings.

    Other. Other revenues were $2.9 million and $538,000 in 2003 and 2004 respectively, representing a decrease of $2.3 million or 81.3%. The decrease in other revenues is attributed to decreased sales of third party hardware components, a line of business terminated in early 2004.


Gross Profit

     Gross Profit. Gross profit was $12.0 million and $12.7 million in 2003 and 2004 respectively, representing an increase of 5.6%. Additionally, the gross margin was 56.7% and 58.2% for 2003 and 2004 respectively, the increase of 1.5% was primarily due to increased maintenance revenues of 25.5%, offset by increased costs associated with our newly integrated software solutions.

    Software Licenses Margins. Software license margins were $5.5 million and $5.4 million in 2003 and 2004 respectively, representing a decrease of 0.4%. Software license margins as a percentage of software license revenue were 98.4% and 89.2% in 2003 and 2004 respectively. The decrease in software license margins in 2004 is primarily related to increased sales of third party software licenses.

    Maintenance Margins. Maintenance revenue margins were $2.6 million and $3.8 million in 2003 and 2004 respectively, representing an increase of $1.3 million or 48.4%. The increase in maintenance revenue margins is primarily due to the increases in maintenance revenue of 25.5%. Maintenance revenue margins, as a percentage of maintenance revenues, were 69.1% and 81.7% in 2003 and 2004 respectively. The increase in maintenance revenue margins as a percentage of maintenance revenue of 12.6% was the result of increased maintenance revenue and reductions in operating expenses related to the delivery of maintenance services for the 2004 fiscal year.

    Services Margins. Services revenue margins were $3.2 million and $3.3 million in 2003 and 2004 respectively, representing an increase of $98,000 or 3.1%. This marginal increase from 2003 to 2004 was primarily due increased demand for our professional services and a reduction in the use of third party firms. These amounts represented 35.3% and 31.8% of service revenues for 2003 and 2004. The decrease in services revenue margins as a percentage of services revenue from 2003 to 2004 is primarily due to investments in non-billable services activities associated with the development of new service programs.

    Other Margins. Other revenue margins were $787,000 and $65,000 in 2003 and 2004 respectively, representing a decrease of $722,000 or 91.8%. Other revenue margins as a percentage of other revenue were 27.4% and 12.0% for 2003 and 2004 respectively. The decrease in other revenue margins as a percentage of other revenue for the year is primarily due to lower margins earned on third party hardware sales in 2004 when compared to 2003.

Operating Expenses

    Product Development. Product development expenses were $4.0 million and $3.5 million in 2003 and 2004 respectively, representing a decrease of $525,000 or 13.0%. The decrease in product development expenses from 2003 to 2004 was attributable to efforts to improve development efficiencies resulting from automation and process improvements that require fewer development resources. In 2004, our development efforts were focused on the development of new TCI Retail products such as TCI TCI Store Host, Integration Workbench and Promotion Planner. Product development expenses represented 19.1% and 16.1% of total revenues in 2003 and 2004.

    We expect product development expenses to decrease slightly or remain constant as a percentage of total revenue in the future as we continue to improve operational efficiencies and revenue. These capabilities will enable us to develop more code at a lower marginal cost. This efficiency will allow us to continue to invest in the development of additional TCI Retail modules, analytic and collaborative applications on behalf of our customers.

    Sales and marketing. Sales and marketing expenses were $7.4 million and $7.1 million in 2003 and 2004 respectively, representing a decrease of $314,000 or 4.3%. The decrease was primarily due to reduced selling resources and related expenses. Additional focus on more efficiently and effectively marketing TCI Retail enabled us to decrease marketing and advertising expenses for the year ended 2004. Sales and marketing expenses represented 34.8% and 32.3% of total revenues in 2003 and 2004 respectively.

    We expect that our sales and marketing expenses over this next year, will increase slightly or remain constant in absolute dollars. Management believes that the planned investments in these organizations will be sufficient to expand TCI Retail's penetration into grocery retail.

    General and Administrative. General and administrative expenses were $6.5 million and $5.0 million in 2003 and 2004 respectively, representing a decrease of $1.5 million or 23.3%. The decrease in general and administrative expenses was primarily due to focused efforts to decrease operating and overhead costs and a $212,000 reduction in bad debt expense due to the allocation of receivables which had been reserved for in the prior year. General and administrative expenses represented 30.6% and 22.8% of total revenues in 2003 and 2004 respectively.

    We expect total general and administrative expenses to decrease in absolute dollars over the course of the next twelve months. We have reduced operating expenses and facility requirements. Additionally, we are continuing efforts to reduce overhead costs and improve operating efficiency within our operations.

Net Loss

    Net loss represents revenues less cost of revenues, operating expenses, interest income/expense and income taxes. Net losses were $6.0 million and $2.9 million for 2003 and 2004 respectively, representing a decrease of 50.7%.

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

    On November 18, 2004, we renewed our Loan and Security Agreement with Comerica Bank-California which provides us with a revolving line of credit on trade receivables of up to $3 million and a separate line of credit for maintenance receivables that is not to exceed $1.5 million. We borrowed $2,250,791 against our credit facility as of December 31, 2004 and had $573,584 of credit available. Borrowings under our credit facility are secured by substantially all of our assets and we are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of December 31, 2004, we were in compliance with all covenants included in the terms of the credit facility. At the maturity of our revolving line, Retalix, which purchased substantially all of our outstanding Series A Preferred Stock and Series B Preferred Stock on April 1, 2005, will pay down the line out of working capital.

    We had working capital of $11,000 at December 31, 2004 compared with $2.5 million at December 31, 2003. Cash and cash equivalents at December 31, 2004 were $3.3 million, a decrease of $334,000 from the $3.7 million reported at December 31, 2003. Cash balances decreased for the year ended December 31, 2004 primarily as a result of decreased software sales and investments in product development, sales and capital investments in computer equipment of $182,000.

    Operating activities used cash of $963,000 and $999,000 for the years ended December 31, 2004 and 2003, respectively. Cash used from operating activities for the year ended December 31, 2004 results primarily from a net loss of $2.9 million, a $1.4 million increase in deferred revenue and a $467,000 increase in accrued expenses. We had net receivables of $3.4 million at December 31, 2004 compared to $3.3 million at December 31, 2003. The increase of $159,000 relates to the timing of sales. The days sales outstanding metric, which is calculated by dividing quarter-end accounts receivable by average daily sales for the quarter, was 59 days and 60 days as of December 31, 2004 and 2003 respectively.

    Investing activities utilized cash of $182,000 and $713,000 for the years ended December 31, 2004 and 2003, respectively. Cash utilized by investing activities in both periods resulted primarily from capital expenditures.

    Financing activities provided cash of $811,000 and $268,000 during the years ended December 31, 2004 and 2003, respectively. The activity for 2004 relates primarily to changes in our line of credit.

Material Commitments

    We have planned for approximately $300,000 in capital expenditures for 2005. The significant capital items we intend to acquire include hardware and software solutions necessary to execute our operational plans. We plan to draw upon our line of credit with Comerica Bank-California for the acquisition of these assets. In 2004 we had approximately $182,000 in asset additions.

    In connection with our facility lease dated June 20, 2000, we have an agreement for the issuance of letters of credit up to an aggregate amount not to exceed $150,000. In connection with the financing agreement with a bank entered into on June 30, 2000, we have an agreement for the issuance of letters of credit up to an aggregate amount not to exceed $500,000. At December 31, 2004, we had $150,000 of letters of credit outstanding. These amounts are not included in our financial statements.

    On February 27, 2004, we entered into a $3,500,000 credit facility with a financial institution composed of a $500,000 equipment line of credit and a $3,000,000 accounts receivable revolving line of credit. Each advance under the equipment line of credit accrues interest at 0.75% above the prime rate and is payable monthly. As of November 27, 2004, outstanding borrowings under the equipment line of credit are payable in 30 equal monthly installments, plus interest at 0.75% above the prime rate (6.0% at December 31, 2004) through the maturity date. The equipment line of credit matures in June 2007. The accounts receivable revolving line of credit bears interest at 0.50% above the prime rate (5.75% at December 31, 2004).

     On November 18, 2004, we amended the above facility. The amended credit facility is comprised of a $3,000,000 accounts receivable revolving line of credit and a $1,000,000 maintenance receivable revolving line of credit. The maintenance revolving line of credit is not to exceed (i) $1.5 million from November 18, 2004 through February 28, 2005, (ii) $1 million from March 1, 2005 through March 31, 2005 and (iii)

$500,000 from April 1, 2005 through May 31, 2005. The amended facility does not extend an equipment line of credit. The revolving line of credit bears interest at 0.50% above the prime rate (5.75% at December 31, 2004) and matures in May 2005. Borrowings are collateralized by substantially all of our assets, including our intellectual property. At the maturity of revolving line, Retalix, who purchased substantially all of our outstanding Series A Preferred Stock and Series B preferred Stock on April 1, 2005, will pay down the line out of working capital.

    Borrowings under the accounts receivable and maintenance receivable revolving lines of credit are limited to 80% and 50%, respectively, of eligible accounts receivable, as defined. As of December 31, 2004, available borrowings under the revolving line of credit were approximately $573,584. As of December 31, 2004, we have outstanding borrowings against our credit facility of $2,437,046 consisting of $186,255 under the equipment line of credit and $2,250,791 under the revolving line of credit.

    Borrowings under the credit facility are secured by substantially all of our assets, and we are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of December 31, 2004, we were in compliance with all covenants included in the terms of the credit facility.

    In connection with our credit facility, we granted warrants to purchase 115,000 shares of common stock at an exercise price of $0.25 per share to the financial institution. These warrants will be cancelled if the Merger is completed.

    As of December 31, 2004, future payments related to contractual obligations and commercial commitments are as follows:


                                                                       Amounts Due by Period
                                               -----------------------------------------------------------------------
                                                1 year and     2-3 years     4-5 years     Thereafter       Total
                                                   less
                                               -----------------------------------------------------------------------
Capital Lease Obligations..................       $25,567       $13,550        $  -             -             $39,117
Operating Lease Obligations................       689,943     1,319,332        48,930           -           2,058,205
Guarantees under Letters of Credit.........       150,000           -             -             -             150,000
                                               -----------------------------------------------------------------------
Total Contractual Obligations and Commercial
  Commitments..............................      $865,510    $1,332,882       $48,930           -          $2,247,322
                                                 ========    ==========       =======           =          ==========



    We believe that our existing cash balances, annual support and maintenance collections and available financing will be sufficient to satisfy these contractual obligations and commercial commitments and to meet operating and capital requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.


Business Outlook

     As we look ahead to the rest of 2005, our operating plan will attempt to deliver higher profitability through both revenue growth and a reduced cost structure. We expect improvement in the sales of our core product, TCI Retail primarily from the recent addition to the product of Demand Forecasting and Replenishment. Improvements in sales will only occur through the execution of `Our Strategy' discussed earlier in this MD&A.

     Our financial results are substantially dependent upon sales of TCI Retail software. Revenue is partly a function of the mix of software, services, maintenance and other sales. Our margins are highest for software and maintenance and significantly lower for our services and other revenue categories. Our margins are also affected by the product mix within the various markets we serve. Margins are higher in the Enterprise/Mainstream market than in the Small to Medium Retail market due to the fact that the overall sale in the Enterprise/Mainstream market is weighted towards our higher margin offerings of software and maintenance. Our gross margin as a result, varies with revenue levels from the various markets and the revenue mix.

     We believe that current improvements in the overall economic conditions and the upswing in the economy are positive overall indicators. The retail industry, a common technology laggard, remains cautiously optimistic with their level of investment in information technology. Compelling events such as Wal-Mart's growth in the superstore business model and regulatory and technological changes combined with our ability to leverage the existing customer base will be factors that contribute to our ability to grow revenues in 2005. We believe that we can achieve revenue growth and profitability in 2005 as a result of our cost cutting that occurred in January and February of 2004. Due to the timing of the cost cutting, the related cost savings and our revenue plan, we expect to improve bottom line performance in 2005.

    We believe that our existing cash balances, annual support and maintenance collections and available financing will be sufficient to satisfy operating and capital requirements for at least the next twelve months.

     We further believe that we have the product offerings, personnel, competitive and financial resources for continued business success. Future revenues, gross margins and profits however, are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast. As a result, there are no assurances that we will achieve these objectives. See 'Certain Risks' That May Affect Future Results' herein for a more detailed discussion of the risks that may affect our business.

    We believe that we should be able to withstand the impact of the bankruptcies of some of our former customers, including Fleming Companies and Winn-Dixie Stores, Inc. We believe we have valid defenses to any allegations of preferential payments made prior to these bankruptcies and that our actual liability from these actions will not materially adversely affect our financial condition. Nonetheless, we cannot predict with any certainty the outcome of any preference litigation against us or whether the bankruptcy trustees in these cases will agree to settle for amounts substantially less than the preference claim amounts.

New Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board revised Statement No. 123 (FAS 123R), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The accounting provisions of FAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We will adopt the provisions of FAS 123R on July 1, 2005 using a modified prospective application. Under the modified prospective application, FAS 123R, will apply to new awards, unvested awards that are outstanding on the effective date and any awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123 Stock-Based Compensation. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.


Certain Risks That May Affect Future Results

    We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.

    Investors evaluating our business should carefully consider the factors described below and all other information contained in this Form 10-KSB. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. This section should be read in conjunction with the audited Financial Statements and Notes thereto for the years ended December 31, 2004 and 2003 contained elsewhere in this Form 10-KSB.


Changes in Economic, Political and Market Conditions Could Cause Decreases in Demand for Our Software and Related Services Which Could Negatively Affect Our Revenue and Operating Results and The Price of Our Stock

     Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in delay or cancellation of customer purchases. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected.


    Our Quarterly Operating Results May Fluctuate Significantly and Economic Conditions Could Impair Our Ability to Execute Our Business Plan and Thereby Negatively Impact Our Financial Condition

    Our quarterly operating results have varied in the past and are expected to continue to vary in the future. Significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

        o the demand for and market acceptance of our software solutions or changes in the length and complexity of our sales cycle;

        o lower than anticipated consumption and/or utilization of our professional services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products;

        o customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer or customer budgeting and purchasing cycles;

        o changes in the number, size or timing of new and renewal maintenance contracts or cancellations;

        o competitive price pressures, the success or failure of significant transactions and competitors' announcements or introductions of new software solutions, services or technological innovations;

        o our ability to develop, introduce and market new products on a timely basis;

        o customer deferral of material contracts in anticipation of new releases or new product introductions; and

        o   changes in our operating expenses.

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

We May Be Unable to Satisfy the Requirements of Section 404 of the Sarbanes-Oxley Act, or We or Our Auditors May Identify Significant Deficiencies or Material Weaknesses in Our Internal Controls

      Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report of our management's assessment of the effectiveness of our internal control over financial reporting and our auditors are required to provide a report on management's assessment and their own audit of our internal control over financial reporting. We are not required to provide our internal control report and related audit report until our fiscal year ending December 31, 2006. Compliance with the Sarbanes-Oxley Act regulations is costly, and requires resources beyond our current capacities. To date, we have not prepared an internal plan of action for compliance, and we have not begun the process of assessing our internal controls to provide the basis for our internal control report. We expect to be able to furnish the internal control report and related attestation report when due. However, if we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.


Changes in Market Size and Dynamics Could Have a Material Adverse Effect on Our Ability to Generate Sales and Our Future Prospects for Growth

    A dynamic U.S. economy, consolidations and the entry of large mass merchants such as Wal-Mart may have a long-lasting, detrimental effect on the market for our products as retailers scale back on their expenditures or are forced to go out of business. In addition, reductions or allocations of retail Information Technology budgets, due to economic conditions could affect retailers' demand for our products. A significant reduction in the number of customers or purchases made by customers as a result of these conditions could have a material adverse effect on our sales and prospects for growth.

    We also believe that the retail industry may be consolidating and that the industry is, from time to time, subject to increased competition and weakening economic conditions that could negatively impact the industry and our customers' ability to pay for our products and services which have and could potentially lead to an increased number of bankruptcy filings. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, require increases in our Bad Debt reserves or reduce the demand for our products which may negatively impact our business, operating results and financial condition.

Decreases in Demand From Grocery Retailers Will Hurt Our Ability to Generate Revenues

    Historically, we have derived almost 100% of our revenues from the licensing of software products and the performance of related services to the grocery retail industry. Our future growth is critically dependent on increased sales to grocery and other retail sectors within the industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by macro-economic conditions. In addition, we believe that the license of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns. Such downturns may cause customers to exit the industry or delay, cancel or reduce any planned expenditure for information management systems and software products.

The Industries' Rapid Pace of Change Could Render our Technology Unmarketable and Result in a Decrease in Revenue

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

We May Introduce New Lines of Business and Channel Distribution Strategies Where We are Less Experienced and Unable to Successfully Sell Which Could Result Negatively Impact Revenues and Our Results of Operations

     We may introduce new lines of business and channel sale/distribution strategies that are outside our traditional focus on software licenses, related maintenance and professional services. Introducing new lines of business involves a number of uncertainties, including a lack of internal resources and expertise to operate and grow new lines of business, manage new distribution systems, immature internal processes and controls, predicting revenues and expenses for the new lines of business, and the possibility that such new lines of business will divert management attention and resources from our traditional business. The inability of management to effectively develop and operate these new lines of business could have a material adverse effect on our business, operating results and financial condition. Moreover, we may not be able to gain acceptance of any new lines of business in our markets or channel strategies or obtain the anticipated or desired benefits of such new lines or channel sale/distribution strategies.

It May Be Difficult to Profitably Identify, Adopt and Develop Product Architecture That is Compatible With Emerging Industry Standards Which Could Negatively Impact Our Ability to Generate Future Revenues

     The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. If we fail in our product development efforts to accurately address evolving industry standards or important third-party interfaces or product architectures, sales of our products and services will suffer.

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


We May Have Difficulty Implementing Our Products

     Our software products are complex and perform, or directly affect, mission-critical functions across many functional and geographical areas of an enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. Although average implementation times have declined, we believe delays in the implementation of our software may result in client dissatisfaction, disputes or damage to our reputation. Significant problems implementing our software therefore, can cause delays or prevent us from collecting license fees for our software and services and can damage our ability to generate referral business.


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


The Sales Cycle for Our TCI Retail Products is Long and Costly and May Not Result in Revenues

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


It is Difficult for Us to Accurately Predict the Timing of Software Licenses Revenue and Our Results of Operations Could be Negatively Impacted

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


We May Not Be Able to Reduce Expense Levels If Our Revenues Decline

     Our expense levels are based on our expectations or future revenues. Since software license sales are typically accompanied by a significant amount of services and maintenance revenues, the size of our services organization must be managed to meet our anticipated software license revenues. We have also made a strategic decision to make a significant investment in new product development. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If software license revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

A Loss of Important Customers May Result in a Loss of Revenues

    In 2003, one customer accounted for 17.3% of total revenues. In 2004, two customers accounted for 18.0% and 10.6% respectively of our total revenues. No other single customer accounted for more than 10% of 2003 or 2004 total revenues. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.

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


There May Be an Increase in Customer Bankruptcies Due to Weak Economic Conditions and Result in Uncollectible Accounts Receivable Balances

     We have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale or the delivery of services. During weak economic conditions, such as those being experienced in some geographic regions we serve, there is an increased risk that certain of our customers will file for bankruptcy. When our customers file for bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for professional services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be less certain or harder to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.


We May Not be able to Generate Positive Cash Flows or Profits Sufficient to Sustain Our Operations

    We have experienced net losses and negative cash flows from operating activities for the last five fiscal years. Although our long-term business strategy is intended to turn such net losses into net profits, net losses and negative cash flows are expected to turn around within three months. In the long-term, if we are unable to generate positive cash flows and net income, we may be required to change our business plan and/or seek additional financing. If unsuccessful in either case, we may be required to sell our assets, discontinue operations or dissolve.


If We Lose Key Personnel or are Unable to Attract and Retain Additional Personnel, Our Ability to Grow Our Business Could be Harmed

    Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of David Butler, President and Chief Executive Officer; Stephen DeSantis, Executive Vice President, Chief Financial Officer and Corporate Secretary and Lance Jacobs, our Chief Industry Officer. All of our key personnel have employment contracts with us. The contracts are generally described in Item 10, Executive Compensation, below. The loss of the services of these executive officers or other significant employees could negatively impact our business.

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


We May Face Liability If Our Products Are Defective Or If We Make Errors Implementing Our Products That Could Negatively Impact Our Financial Position and Results of Operations

    Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. This may result in loss of, or delay in, market acceptance of our products and could cause us to incur significant costs to correct errors or failures or to pay damages suffered by customers as a result of such errors or failures. In the past, we have discovered software errors in new releases and new products after their introduction. We have incurred costs during the period required to correct these errors, although to date such costs, including costs incurred on specific contracts, have not been material. We may in the future discover errors in new releases or new products after the commencement of commercial shipping.

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

    We believe that significant investments in research and development are required to remain competitive, and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our existing products through internal development and strategic partnering, internally develop new products which leverage both our existing customers and sales force, and strategically acquire complementary retail point and collaborative solutions that add functionality for specific business purposes to an enterprise-wide system. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance or if they fail to achieve market acceptance for any reason, our business, operating results and financial condition would suffer.

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

We Are Controlled by Retalix, Who May Not Act in the Best Interests of Our Other Shareholders, and With Whom we Have Agreed to Merge

Retalix holds 99.8% of our outstanding Series A Preferred Stock and in excess of 95.8% of our outstanding Series B Preferred Stock. The preferred stock votes on an as-converted to common stock basis and the preferred stock and common stock vote together as a single class. Currently, the outstanding preferred stock held by Retalix represents approximately 73% of our outstanding capital stock on an as-converted basis. As a result, Retalix holds a controlling interest in us and will be able to make decisions in its own interest which may not be in the best interests of other stockholders. In addition, representatives of Retalix will as of the close of business on April 15, 2005 hold three of the four filled seats on our board of directors, which will give Retalix additional influence over our future operations.

We have entered into a merger agreement with Retalix and certain of its subsidiaries pursuant to which (other than shares held by Retalix or stockholders who perfect their appraisal rights) each outstanding share of our common stock will be converted into the right to receive $0.132 in cash; each outstanding share of Series A Preferred Stock (on an as-converted to common stock basis) will be converted into the right to receive $0.8409 in cash; and each outstanding share of Series B Preferred Stock (on an as-converted to common stock basis) will be converted into the right to receive $0.7573 in cash. We will incur costs and charges related to the proposed merger. In addition, though we believe the merger will close, we must fulfill certain closing conditions and the uncertainty during the time period until such closing may adversely impact our operations.


Item 7.  Financial Statements

    Our financial statements required to be included in Item 7 are set forth in the index to Financial Statements set forth after page 40 of this report.

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

Changes in Internal Control over Financial Reporting

    During the fourth quarter of 2004, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


Item 8B.  Other Information

    None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         Name                         Age     Position
         ----                         ---     --------

Executive Officers:
David R. Butler (3)                   49      Director, President and Chief Executive Officer
Lance C. Jacobs                       48      Chief Industry Officer, Chairman of the Board
Stephen P. DeSantis                   43      Executive  Vice  President, Chief  Financial Officer and
                                              Corporate Secretary

Board of Directors:
Lance C. Jacobs                       48      Chairman of the Board

David R. Butler (3)                   49      Director

James E. Houlihan III  (1)(2)         48      Director

Todd G. Gardner (1)(2)                39      Director

Mark T. Koulogeorge (2)               43      Director

Daniel Raynor (1)                     45      Director

Nominees to the Board (4)
-------------------------

Barry Shaked                          48      Nominee

Danny Moshaioff                       58      Nominee

Eli Spirer                            49      Nominee


(1)   Member of Audit Committee
(2)   Member of Compensation Committee
(3) Mr. Butler was appointed our President and Chief Executive Officer effective July 1, 2004 by our Board of Directors. He replaced Mr. Jacobs, our CEO since 1996 and Chairman of the Board since 1995. Mr. Jacobs' position as Chairman of the Board remains unchanged
(4) At the close of business on April 15, 2005, Mr. Jacobs, Mr. Houlihan, Mr. Gardner, Mr. Koulogeorge and Mr. Raynor will resign and Mr. Shaked, Mr. Moshaioff and Mr. Spirer will be appointed as directors. See "Change in Control."

Executive Officers

    Lance C. Jacobs, Chairman of the Board and Chief Industry Officer. Mr. Jacobs joined our Board of Directors in December 1995 and has served as Chairman since 1996. Mr. Jacobs was CEO from 1997 until July 2004. He currently oversees our corporate strategic direction and is involved in key operational activities. Mr. Jacobs has over 21 years experience in retail and retail technology. Prior to joining us, Mr. Jacobs was President of a software and consulting firm serving the retail industry. Mr. Jacobs started his career with The Kroger Co., where he was involved in a variety of disciplines within the Corporate Finance and Corporate Operations departments.

    Mr. Jacobs earned a BA in Business Administration from the University of South Florida, and earned a Masters of Business Administration in Finance from the University of Cincinnati.

    David Butler, President and Chief Executive Officer. Mr. Butler joined the Board of Directors in 2003 and was appointed CEO in July of 2004. Mr. Butler has served as vice president of sales for Best Software since 1996, with responsibility for all corporate sales and marketing programs. In 1998, he was named Chief Operating Officer, and in 1999 assumed the additional position of President. Mr. Butler brings 25 years of experience in providing business solutions to small and mid-sized firms. He was previously director of sales for Lawson Software, and also held leadership positions with Bachman Information Services, MAI Basic Four, and Burroughs Corp.

    Mr. Butler received a BS in Finance from California State University, Fullerton.

    Stephen P. DeSantis, Executive Vice President, Chief Financial Officer and Corporate Secretary. Mr. DeSantis has over 20 years of financial management experience in both the private and public sectors. In his role as our Chief Financial Officer and Corporate Secretary, he is responsible for corporate governance issues, SEC compliance, business planning, corporate strategic communications, and securing financing for us. Mr. DeSantis also manages the investor relations, finance, accounting, IT and human resource departments. He began his career in 1985 with Coopers & Lybrand, LLP, in Los Angeles. From 1989 to 1993 he held the position of Corporate Controller at Cassette Productions Unlimited, Inc. From 1993 to 1995 he held the position of Controller for TCI.

    Mr. DeSantis earned a Bachelor of Arts degree from the University of Southern California and is a certified public accountant. Additionally, Mr. DeSantis earned a Masters of Business Administration in Finance and Operations Management from the University of Southern California.


Directors

    James E. Houlihan III, Director. Mr. Houlihan joined the Board of Directors in 2001. Mr. Houlihan has served as General Partner and Managing Director with InnoCal Venture Capital since 1994. Mr. Houlihan is an experienced investor and venture capital manager working with early stage technology companies in the areas of information technology, Internet applications, and health care information systems. Mr. Houlihan is currently a Director of LifeMasters Supported SelfCare, Maret Corporation and Accruent. Prior to joining InnoCal, Mr. Houlihan spent nine years with Boston Capital Ventures (BCV), an early stage venture capital partnership based in Boston. At BCV, he served on the Board of Directors of six portfolio companies in the areas of software, health care and information technology.

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

    Mr. Gardner received a BA, Cum Laude, from DePauw University in 1987 and a MBA, Cum Laude, from Indiana University in 1993.

    Mark T. Koulogeorge, Director. Mr. Koulogeorge has been a member of our Board of Directors since 1999. He currently serves as a Managing General Partner of MK Capital investment firm, a position he has held since 2001. Mr. Koulogeorge is also a General Partner of The Productivity Fund III and The Productivity Fund IV, which total over $175 million in committed capital. He is a General Partner of two other funds that are fully invested and represent over $170 million in committed capital. For eight years, he has served as a managing director of First Analysis Corporation, responsible for coordinating venture capital opportunities. Mark's areas of expertise include enterprise software, outsourcing and marketing services. As an executive officer of Eagle Industries, a $1.5 billion Sam Zell company, he led the company through several merger and acquisition transactions valued in excess of $1 billion. Mr. Koulogeorge is also a director of GreatFood, Inc. Mark was also previously with Booz Allen & Hamilton.

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

    Mr. Raynor earned a Bachelors of Science in economics from The Wharton School, University of Pennsylvania.

Nominees to the Board of Directors

    Barry Shaked, Nominee. Mr. Shaked is a founder of Retalix and has served as its President, Chief Executive Officer and Chairman of the Board since its inception in April 1982. From August 1975 to February 1979, Mr. Shaked served as an officer in the Israeli Defense Forces. He attended the Computer Science School of Bar-Ilan University from 1980 to 1983.

    Danny Moshaioff, Nominee. Mr. Moshaioff has served as an Executive Vice President and Chief Financial Officer of Retalix since December 1999. From July 1997 to December 1999, Mr. Moshaioff served as Chief Financial Officer of Blue Square ISR and from September 1995 to June 1997, he served as General Manager of Mashbir Mazon. Mr. Moshaioff has served as a director of Neviot Ltd. since January 2004. Mr. Moshaioff received a B.A. in Economics and Statistics from the Hebrew University in 1970 and an M.B.A. from New York University in 1972.

    Eli Spirer, Nominee. Mr. Spirer is Vice President for Customer Services of Retalix. He joined Retalix as a programmer when the company was founded in 1982 and was made Manager of Development for the Israeli market in 1987. In 1992 he was promoted to Vice President for International Development. After transferring to the United States in 1996 he served for four years as Vice President for Strategic Development, during which he managed supermarket business and strategic alliances. In May 2000 he was made Vice President for Customer Services. Mr. Spirer graduated from Technion, Israel Institute of Technology in 1981 with a degree in Hotel Management after service in the Israeli Defense Forces from 1974 to 1977.

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

Director Who Resigned

    Donald L. Jans resigned from our Board of Directors effective September 1, 2004.

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

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during our fiscal year ending 2004 or prior fiscal years, our remaining officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.


Item 10.  Executive Compensation

     The following table sets forth information concerning the annual and long-term compensation earned by or paid to executive officers for services rendered in all capacities during the fiscal years ended December 31, 2004, 2003 and 2002, for those persons who served as chief executive officer and each of our remaining executive officers. We refer to these individuals as our "named executive officers."


                                       SUMMARY COMPENSATION TABLE

                                                Salary        Bonus      Securities
                                                                         Underlying       All Other
Name and Principal Position           Year      ($)(1)         ($)       Options (#)    Compensation(2)
----------------------------------------------------------------------------------------------------------
Lance C. Jacobs                       2004         243,900          -              -          10,645
----------------------------------------------------------------------------------------------------------
Chairman and                          2003         245,311          -              -          24,514
----------------------------------------------------------------------------------------------------------
   Chief Industry Officer             2002         240,452    100,292              -           4,156
----------------------------------------------------------------------------------------------------------
David R. Butler (3)                   2004         150,000          -              -           2,561

President and Chief Executive         2003               -          -              -               -

  Officer                             2002               -          -              -               -
----------------------------------------------------------------------------------------------------------
Stephen P. DeSantis                   2004         195,000          -              -          18,331
----------------------------------------------------------------------------------------------------------
Executive Vice President, Chief       2003         176,272          -              -          24,587
Financial Officer and
----------------------------------------------------------------------------------------------------------
  Corporate Secretary                 2002         172,114        53,970           -           3,595
----------------------------------------------------------------------------------------------------------
David N. Berg (4)                     2004         180,772             -           -          10,465

Chief Technical Officer and           2003         173,651             -           -          32,967

  Senior Vice President               2002         168,300        53,199           -           3,875
----------------------------------------------------------------------------------------------------------

    (1) Salaries for the named executive officers have remained constant since 2002 with the exception of Stephen P. DeSantis who received an increase in 2004 from $175,000 to $195,000. Minor year over year salary differences relate to the timing of payments.

    (2) Consists of our contributions to each named executive officer's employee benefits, 401(k) plan and term-life insurance plan.

    (3) Mr. Butler was appointed President and Chief Executive Officer effective July 1, 2004. Mr. Butler's annual base salary is to be $300,000 pursuant to his employment agreement dated May 27, 2004.

    (4) Mr. Berg terminated his duties as an officer and employee effective July 21, 2004. Amounts paid in 2004 include severance payments made pursuant to Mr. Berg's employment agreement dated January 1, 2003.


Option Grants

    During 2004, we granted the following options to the named executive officer pursuant to the 2001 Employee Stock Option Plan and 2001 Non-Employee Stock Option Plan.


   -------------------------------------------------------------------------------------------------------------
                                       OPTION GRANTS IN LAST FISCAL YEAR
   -------------------------------------------------------------------------------------------------------------
                                               Individual Grants
   -------------------------------------------------------------------------------------------------------------

                                                        Percent of
                                  Number of            total options
                                  securities             granted to
                              underlying options     employee in fiscal     Exercise of base       Expiration
              Name                granted (#)               year              price ($/Sh)            date
              (a)                     (b)                   (c)                   (d)                  (e)
   -------------------------------------------------------------------------------------------------------------
   David R. Butler                 5,385,359               100%                  $0.05               10/19/14
   -------------------------------------------------------------------------------------------------------------



Options Exercised

    Our named executives did not exercise any stock options during the fiscal year ended December 31, 2004. The following table sets forth the number of and value of the named executive officers' unexercised options at year-end based upon an estimated fair market value of $0.05 per share. We determined the estimated fair market value in good faith as of December 31, 2004. The value of unexercised in-the-money options at December 31, 2004 represents an amount equal to the difference between the estimated fair market value of the common stock and the option exercise price, multiplied by the number of unexercised in-the-money options. On the date of the Acquisition, all outstanding options were terminated.


--------------------------------------------------------------------------------------------------------------
                                  OPTIONS EXERCISED IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------------------------------
                                Number of Securities Underlying         Value of Unexercised in-the-money
                                    Unexercised Options at                         Options at
                                       December 31, 2004                        December 31, 2003
--------------------------------------------------------------------------------------------------------------
Name                             Exercisable       Unexercisable         Exercisable        Unexercisable
--------------------------------------------------------------------------------------------------------------
David R. Butler                    20,833            5,364,526                -                   -
--------------------------------------------------------------------------------------------------------------
Lance C. Jacobs                   2,350,451           246,793
--------------------------------------------------------------------------------------------------------------
Stephen P. DeSantis               1,134,919           101,115
--------------------------------------------------------------------------------------------------------------
David N. Berg                         -                  -                    -                   -
--------------------------------------------------------------------------------------------------------------


Employment Agreements

    We have entered into Employment Agreements with Mr. Jacobs, Chairman of the Board and Chief Industry Officer, Mr. Butler, President and Chief Executive Officer and Mr. DeSantis, Executive Vice President, Chief Financial Officer and Corporate Secretary. The agreements for Mr. Jacobs and Mr.

DeSantis took effect on January 1, 2003 and continue indefinitely until terminated. The agreement for Mr. Butler took effect on July 1, 2004 and continues indefinitely until terminated. The agreements provide for:

        o Annual base salaries in the amounts of $300,000 for David R. Butler, $243,900 for Lance C. Jacobs and $175,000 for Stephen P. DeSantis. Mr. DeSantis' salary was increased to $195,000 during 2004.

        o Participation in our bonus plan, established each year by our Compensation Committee for management employees.

        o   Mr. Jacobs and Mr. DeSantis receive $500,000 in term life insurance.

        o Fully paid health insurance for the employee and the employee's immediate family.

    The agreements also provide for severance benefits upon employee's termination without cause, or in the event the employee voluntary resigns following a material negative change in job position, including the following:

        o   Continued payment of employee's base salary for a period of twelve
            (12) months.

        o Payment of amounts that would otherwise become due under the bonus plan for management employees, prorated to the effective date of termination.

        o Continued coverage under our health insurance plans for a period of twelve (12) months.

        o Continued coverage under the life insurance plan for a period of twelve (12) months.

        o The ability of the employee to exercise any vested stock options for a period of 270 days following the effective date of termination.

    The agreements also contain customary provisions relating to confidentiality, noncompetition, proprietary rights and dispute resolution.

Severance Agreement for David N. Berg

    Our former Chief Technology Officer David N. Berg terminated his duties as an officer and employee of us effective July 21, 2004. In connection with his termination, we agreed to provide Mr. Berg with severance benefits, including continued payment of his base salary through July 21, 2005, payment of premiums of a life insurance policy and other benefits as defined by his employment agreement. In addition, Mr. Berg has agreed not to engage or become financially interested in, be employed by, or have any connection with, any competitor of ours. The agreement also contains customary provisions relating to confidentiality, proprietary rights and dispute resolution.


Directors' Compensation

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

    On November 11, 2003, we retained David Butler as a non-employee member of our Board of Directors. At the approval of our board, the following compensation terms were granted: In the capacity of director, he received an annual retainer of $5,000, an additional $1,250 per Board meeting, paid in cash and a one time stock option grant of 125,000 to be issued in 2004. In July, 2004, Mr Butler was appointed as our CEO at which point Mr. Butler became an employee director for which there is no additional compensation. Through the date of Mr. Butler's appointment as our CEO, Mr. Butler retained 20,833 options, the vested portion of his one time stock option grant.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information concerning beneficial ownership of Common Stock as of April 1, 2005, by any person who is known by us to be the beneficial owner of more than five (5%) percent of our Common Stock, by each of our directors, each named executive officer, by all current directors and executive officers as a group and by those persons nominated or who will be nominated to fill vacancies on our Board of Directors on April 15, 2005.

    We know of no persons other than those identified below who beneficially own more than 5% of the outstanding shares of Common Stock, Series A Preferred Stock or Series B Preferred Stock as of April 1, 2005. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.


------------------------------------------------------------------------------------------------------------------
                                      Amount and Nature of Beneficial Ownership(1)
------------------------------------------------------------------------------------------------------------------
                                                        Series A                    Series B
Name and Address of      Common        Percentage      Preferred     Percentage    Preferred       Percentage
Beneficial Owner(2)      Stock          of Class         Stock        of Class       Stock          of Class
------------------------------------------------------------------------------------------------------------------
David R. Butler            -                -              -              -            -                -
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Lance C. Jacobs         204,000             -              -              -            -                -
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Stephen P. DeSantis       500               -              -              -            -                -
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Daniel Raynor
60 Madison Avenue
Suite 701                  -                -              -              -            -                -
New York, NY 10010
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Todd G. Gardner
1100 Chiquita Center
250 East Fifth Street      -                -              -              -            -                -
Cincinnati, Ohio  45202
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Mark T. Koulogeorge
The Sears Tower,
Suite 9500
233 South Wacker Drive     -                -              -              -            -                -
Chicago, Illinois  60606
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
James E. Houlihan III
600 Anton Blvd,
Suite 1270                 -                -              -              -            -                -
Costa Mesa, CA  92626
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Retalix Ltd. (3)
10 Zarhin Street      38,571,001(4)       73.4%       6,151,914         99.7%       25,528,940        95.8%
Raanana, 43000,
Israel
------------------------------------------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------------
                                      Amount and Nature of Beneficial Ownership(1)
------------------------------------------------------------------------------------------------------------------
                                                        Series A                    Series B
Name and Address of      Common        Percentage      Preferred     Percentage    Preferred       Percentage
Beneficial Owner(2)      Stock          of Class         Stock        of Class       Stock          of Class
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Barry Shaked
6100 Tennyson Parkway
Suite 150                   -                             -                            -
Plano, Texas 75024
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Danny Moshaioff
10 Zarhin Street            -                             -                            -
Raanana, 43000,
Israel
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Eli Spirer
6100 Tennyson Parkway
Suite 150                   -                             -                            -
Plano, Texas 75024
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
David N. Berg               -                             -                            -
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
All directors
and executive
officers as a
group (8 people)         204,500           -              -               -            -                -
------------------------------------------------------------------------------------------------------------------


(1) Each beneficial owner's percentage ownership is determined by assuming that options and other convertible securities that are held by such person and that are exercisable and convertible within 60 days have been exercised or converted.

(2) Unless otherwise indicated, the address for each of the indicated owners is 17752 Skypark Circle, Suite 160, Irvine, CA 92614.

(3) All shares owned by wholly-owned subsidiaries of Retalix may be deemed to be beneficially owned by Retalix.

(4) Represents shares of Common Stock which may be acquired upon conversion of shares of Series A Preferred Stock (including the issuance of additional shares of Series A Preferred Stock issuable under the PIK dividend as described in the Company's Certificate of Incorporation) and Series B Preferred Stock.


Securities Authorized for Issuance under Equity Compensation Plans

     The following table presents summary information about our equity compensation plans, consisting of our 1993 Equity Incentive Plan, 1993 Non-Employee Directors' Stock Option Plan, 2001 Equity Incentive Plan and 2001 Non-Employee Directors' Stock Option Plan and any individual stock option arrangements not arising under any plan. We have obtained stockholder approval for each of our plans. The table presents the following data on our plans, all as of the close of business on December 31, 2004:

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

                                    Number of common shares to      Weighted-average      Number of common
                                    be issued upon exercise of      exercise price of     shares available
                                           outstanding                 outstanding           for future
      Plan Category                         options(a)                 options(b)          issuance(c)(1)
      -------------                ------------------------------   -----------------     ----------------
Equity compensation plans                    7,503,565                    $0.27              10,801,866
approved by stockholders

Equity compensation plans not                  None                       None                  None
approved by stockholders

Totals                                       7,503,565                    $0.27              10,801,866


(1) Excludes shares listed in column (a).

Change in Control

        On April 1, 2005, Retalix Ltd. through Retalix Holdings purchased substantially all of our outstanding Series A Preferred Stock and Series B Preferred Stock. The acquisition resulted in Retalix Ltd. beneficially owning in excess of 73% of our outstanding voting stock (calculated on an as-converted to common stock basis). We also entered into a merger agreement whereby we will, subject to certain conditions, merge with a subsidiary of Retalix. For more information see "Item 1. Business--Our Evolution."

        On March 31, 2005, our Board of Directors adopted a resolution where five of the six directors would resign from the Board effective on the 10th day following the filing with the Securities and Exchange Commission and the mailing to stockholders of an Information Statement on Schedule 14f-1. The resigning directors will be Lance C. Jacobs, Todd G. Gardner, Mark T. Koulogeorge, Daniel Raynor and James E. Houlihan III. David R. Butler will remain as a director following the Merger. The Board also resolved to appoint three new directors nominated by Retalix, effective as of the Resignation Date. These new directors will be Barry Shaked, Danny Moshaioff and Eli Spirer. Thus, at the Resignation Date, the Board will consist of four directors, three of whom are to be appointed by Retalix and the fourth of whom will be David Butler.

Item 12.  Certain Relationships and Related Transactions

    As of April 1, 2005, Retalix beneficially owns, directly or indirectly, 99.8% of our Series A Preferred Stock, 95.8% of our Series B Preferred Stock and 73.4% of our Common Stock of the Company on an as-converted to Common Stock basis.

    Mr. Houlihan is the managing director of InnoCal Management, L.P., the general partner of InnoCal II, L.P., a Selling Stockholder in the Acquisition. Because of these relationships Mr. Houlihan may be deemed to have had an indirect material interest in the Acquisition.

    Mr. Raynor was a Selling Shareholder in the Acquisition and is the managing member of Argentum Investments, L.L.C., which is the general partner of TCI ACP II Limited Partners, L.P. and the managing member of Argentum Partners II, L.L.C. The latter is the general partner of Argentum Capital Partners II, L.P., which along with TCI ACP II Limited Partners L.P. and Argentum Partners II, L.L.C. was a Selling Stockholder in the Acquisition. Because of these relationships Mr. Raynor may be deemed to have had direct and indirect material interests in the Acquisition.

    Mr. Gardner is a director of Blue Chip Venture Company, Ltd., the general partner of Blue Chip Capital Fund IV, L.P., a Selling Stockholder in the Acquisition. Because of these relationships Mr. Gardner may be deemed to have had an indirect material interest in the Acquisition.

    Mr. Koulogeorge was a Selling Stockholder in the Acquisition and is a general partner of The Productivity Fund IV, L.P., also a Selling Shareholder in the Acquisition. Because of these relationships, Mr. Koulogeorge may be deemed to have had direct and indirect material interests in the Acquisition.

    Mr. Shaked, whom we expect to be appointed as a director of the Company on the Resignation Date, is the President, Chief Executive Officer and Chairman of the Board and a 6.4% stockholder of Retalix. Because of these relationships, Mr. Shaked may be deemed to have an indirect material interest in the Merger.

    David N. Berg, our former Chief Technology Officer was paid $75,010 for consulting services and related expenses in addition to severance payments made pursuant to his Employment Agreement.


Item 13.  Exhibits


                                                   Exhibit Index
-------------------------------------------------------------------------------------------------------------------
 Exhibit No.                                             Description
-------------------------------------------------------------------------------------------------------------------
3.1***         Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of
               TCI Solutions, Inc.
-------------------------------------------------------------------------------------------------------------------
3.2*           Fourth Amended and Restated Certificate of Incorporation of TCI Solutions, Inc.
-------------------------------------------------------------------------------------------------------------------
3.3            Bylaws of TCI Solutions, Inc. and Amendments thereto
-------------------------------------------------------------------------------------------------------------------
4.1*           Amended and Restated Stockholders Agreement dated December 21, 2001 among TCI Solutions, Inc.
               and the Stockholders listed on Schedule I thereto
-------------------------------------------------------------------------------------------------------------------
4.2*           First Amendment to Amended and Restated Stockholders Agreement dated April 10, 2002 among
               TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto
-------------------------------------------------------------------------------------------------------------------
4.3*           Second Amendment to Amended and Restated Stockholders Agreement dated April 2002, among
               TCI Solutions, Inc. and the Stockholders listed on Schedule I thereto.
-------------------------------------------------------------------------------------------------------------------
4.4*           Second Amended and Restated Registration Rights Agreement dated April 10, 2002 among
               TCI Solutions, Inc. and the persons identified on Schedule I thereto
-------------------------------------------------------------------------------------------------------------------
4.5*           Management Rights Letter in favor of InnoCal II, L.P. dated December 21, 2001
-------------------------------------------------------------------------------------------------------------------
4.6*           Management Rights Letter in favor of Productivity Fund IV dated December 21, 2001
-------------------------------------------------------------------------------------------------------------------
4.7**          Warrant to Purchase a 125,000 shares of Common Stock of TCI Solutions, Inc. in favor of
               Comerica Bank-California dated August 6, 2002
-------------------------------------------------------------------------------------------------------------------
10.1**         Loan and Security Agreement dated August 6, 2002 between TCI Solutions, Inc. and
               Comerica Bank, N.A.
-------------------------------------------------------------------------------------------------------------------
10.2***        First Amendment to Loan and Security Agreement dated August 5, 2003 between TCI Solutions, Inc.
               and Comerica Bank, N.A.
-------------------------------------------------------------------------------------------------------------------
10.3***        Second Amendment to Loan and Security Agreement dated January 28, 2004 between TCI Solutions, Inc.
               and Comerica Bank, N.A.
-------------------------------------------------------------------------------------------------------------------
10.4***        Third Amendment to Loan and Security Agreement dated February 28, 2004 between TCI Solutions, Inc.
               and Comerica Bank-California
-------------------------------------------------------------------------------------------------------------------
10.5           Fourth Amendment to Loan and Security Agreement dated November 18, 2004 between TCI Solutions, Inc.
               and Comerica Bank-California
-------------------------------------------------------------------------------------------------------------------
10.6           Warrant to Purchase 35,000 shares of Common Stock of TCI Solutions, Inc. in favor of Comerica
               Bank-California dated February 27, 2004
-------------------------------------------------------------------------------------------------------------------
10.7***        Warrant to Purchase 80,000 shares of Common Stock of TCI Solutions, Inc. in favor of Comerica
               Bank-California dated November 18, 2004
-------------------------------------------------------------------------------------------------------------------
10.8***        Employment Agreement dated January 1, 2003 between TCI Solutions, Inc. and Lance Jacobs
-------------------------------------------------------------------------------------------------------------------
10.9***        Employment Agreement dated January 1, 2003 between TCI Solutions, Inc. and Stephen DeSantis
-------------------------------------------------------------------------------------------------------------------
10.10***       Employment Agreement dated January 1, 2003 between TCI Solutions, Inc. and David Berg
-------------------------------------------------------------------------------------------------------------------
10.11*         2001 Equity Incentive Plan of TCI Solutions, Inc. and Amendments thereto
-------------------------------------------------------------------------------------------------------------------
10.12*         2001 Non-Employee Directors' Stock Option Plan of TCI Solutions, Inc.
-------------------------------------------------------------------------------------------------------------------
10.13*         1993 Equity Incentive Plan of TCI Management, Inc. (now TCI Solutions, Inc.)
-------------------------------------------------------------------------------------------------------------------
10.14*         1993 Non-Employee Directors' Stock Option Plan of TCI Management, Inc. (now TCI Solutions, Inc.)
-------------------------------------------------------------------------------------------------------------------
10.15****      Employment Agreement dated May 27, 2004 between TCI Solutions, Inc. and David R. Butler
-------------------------------------------------------------------------------------------------------------------
23.1           Consent of Deloitte & Touche, LLP
-------------------------------------------------------------------------------------------------------------------
31.1           Section 302 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-a4(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------------
31.2           Section 302 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-a4(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------------
32.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------
32.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------


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


Reports on Form 8-K

     None.

Item 14.  Principal Accountant Fees and Services

     The Audit Committee regularly reviews and determines whether specific projects or expenditures with our independent registered public accounting firm, Deloitte & Touche LLP and their affiliates ("Deloitte & Touche"), potentially affect their independence. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

     The following table sets forth the aggregate fees billed to us by Deloitte & Touche for the fiscal year ended December 31, 2004 and December 31, 2003.


        ---------------------------------------- ------------------ ---- ------------------ ----
                                                        2004                    2003
        ---------------------------------------- ------------------ ---- ------------------ ----
        Audit fees                                       $100,800   (1)           $77,300    (1)
        ---------------------------------------- ------------------ ---- ------------------ ----
        Audit-related fees                                 31,800   (1)            35,285    (1)
        ---------------------------------------- ------------------ ---- ------------------ ----
        Tax fees                                           33,006   (2)            48,953    (2)
        ---------------------------------------- ------------------ ---- ------------------ ----
             Total audit and non audit fees              $165,606                $161,538
        ---------------------------------------- ------------------ ---- ------------------ ----


(1) Includes fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-KSB for the fiscal years 2004 and 2003 and for reviews of the financial statements included in our quarterly reports on Form 10-QSB for the first three quarters of fiscal 2004 and 2003.

(2) Includes fees for professional services rendered in fiscal 2004 and 2003, in connection with tax compliance.

                                    SIGNATURE

              In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   TCI SOLUTIONS, INC.


         Dated: April 15, 2005                     By: /s/ David R. Butler
                                                      -----------------------
                                                       David R. Butler
                                                       President and
                                                       Chief Executive Officer

         Dated: April 15, 2005                     By: /s/ Stephen P. DeSantis
                                                   ----------------------------
                                                       Stephen P. DeSantis
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                       and Corporate Secretary

                                POWER OF ATTORNEY

           KNOW ALL MEN BY THESE PRESENTS, that such person whose signature appears below constitutes and appoints Barry Shaked, David R. Butler and Stephen P. DeSantis, and each of them his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                            Capacity                      Date
       ----                            --------                      ----

/s/ David R. Butler          President and Chief Executive      April 15, 2005
-------------------------    Officer (Principal Executive
David R. Butler              Officer)

/s/ Stephen P. DeSantis      Executive Vice President,          April 15, 2005
-------------------------    Chief Financial Officer
Stephen P. DeSantis          and Corporate Secretary
                             (Principal Financial and
                             Accounting Officer)

/s/ Lance C. Jacobs          Chief Industry Officer and         April 15, 2005
-------------------------    Chairman of the Board
Lance C. Jacobs

/s/ James E. Houlihan III    Director                           April 15, 2005
-------------------------
James E. Houlihan III

/s/ Todd G. Gardner          Director                           April 15, 2005
-------------------------
Todd G. Gardner

/s/ Mark T. Koulogeorge      Director                           April 15, 2005
-------------------------
Mark T. Koulogeorge

/s/ Daniel Raynor            Director                           April 15, 2005
-------------------------
Daniel Raynor

Index to Financial Statements

                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                    F-1
Balance Sheet as of December 31, 2004                                      F-2
Statements of Operations for the Years ended December 31,
  2004 and 2003                                                            F-4
Statements of Shareholders' Equity for the Years ended
  December 31, 2004 and 2003                                               F-5
Statements of Cash Flows for the Years ended December 31,
  2004 and 2003                                                            F-6
Notes to Financial Statements for the Years ended December 31,
  2004 and 2003                                                            F-8

       TCI Solutions, Inc.

       Financial Statements as of December 31,
       2004 and for the Years Ended December 31,
       2004 and 2003 and Report of Independent
       Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TCI Solutions, Inc.
Irvine, CA

We have audited the accompanying balance sheet of TCI Solutions, Inc. (the "Company") as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of TCI Solutions, Inc. at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
----------------------------

Costa Mesa, CA
April 15, 2005

--------------------------------------------------------------------------------
TCI SOLUTIONS, INC.

BALANCE SHEET
DECEMBER 31, 2004
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                         $ 3,344,919
 Accounts receivable, net of allowance
  for doubtful accounts of $127,798                                  3,355,635
 Prepaid expenses and other current assets                             212,217
                                                                    ----------

        Total current assets                                         6,912,771
                                                                    ----------
PROPERTY AND EQUIPMENT:
 Computer equipment                                                  4,536,282
 Furniture and fixtures                                                796,011
 Leasehold improvements                                                190,227
                                                                    ----------

                                                                     5,522,520
 Less accumulated depreciation and amortization                     (4,248,192)
                                                                    ----------

        Property and equipment--net                                  1,274,328

GOODWILL                                                               529,031

OTHER ASSETS                                                            23,232
                                                                    ----------
TOTAL                                                              $ 8,739,362
                                                                   ===========

See notes to financial statements.                                  (Continued)
--------------------------------------------------------------------------------
                                      -2-

--------------------------------------------------------------------------------
TCI SOLUTIONS, INC.

BALANCE SHEET
DECEMBER 31, 2004
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                  $   825,873
 Accrued expenses                                                    1,504,869
 Line of credit                                                      2,437,046
 Current portion of capital lease obligation                            24,270
 Deferred revenue                                                    2,131,372
                                                                   -----------

        Total current liabilities                                    6,923,430
                                                                   -----------

CAPITAL LEASE OBLIGATION--Net of current portion                        11,603

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
 Series A convertible preferred stock, no par value--6,146,227       5,509,993
  shares authorized; 5,816,037 shares issued and outstanding;
  liquidation preference of $6,165,000
 Series B convertible preferred stock, no par value--26,653,094     12,340,746
  shares authorized; 26,653,094 shares issued and outstanding;
  liquidation preference of $13,327,000
 Common stock, $0,001 par value--72,000,000 shares authorized;      37,481,222
  12,825,459 shares issued and outstanding
 Warrants to purchase common stock                                     178,129
 Accumulated deficit                                               (53,705,761)
                                                                   -----------
        Net stockholders' equity                                     1,804,329
                                                                   -----------
TOTAL                                                              $ 8,739,362
                                                                   ===========

See notes to financial statements.                                 (Concluded)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TCI SOLUTIONS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                   2004            2003

REVENUES:
 Software licenses                            $  6,092,744    $  5,561,806
 Maintenance                                     4,754,043       3,787,985
 Services                                       10,443,718       8,993,278
 Other                                             537,509       2,870,681
                                              ------------    ------------

        Total revenues                          21,828,014      21,213,750

COST OF REVENUES:
 Software licenses                                 657,541         102,646
 Maintenance                                       868,622       1,220,271
 Services                                        7,123,382       5,771,337
 Other                                             472,777       2,083,939
                                              ------------    ------------

        Total cost of revenues                   9,122,322       9,178,193
                                              ------------    ------------

GROSS PROFIT                                    12,705,692      12,035,557
                                              ------------    ------------
OPERATING EXPENSES:
 Product development                             3,519,073       4,044,544
 Sales and marketing                             7,061,998       7,376,018
 General and administrative                      4,970,786       6,476,473
                                              ------------    ------------

        Total operating expenses                15,551,857      17,897,035
                                              ------------    ------------

OPERATING LOSS                                  (2,846,165)     (5,861,478)

OTHER EXPENSE                                      (85,076)        (88,936)
                                              ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES          (2,931,241)     (5,950,414)

PROVISION FOR INCOME TAXES                           5,000           9,600
                                              ------------    ------------

NET LOSS                                      $ (2,936,241)   $ (5,960,014)
                                              ============    ============
--------------------------------------------------------------------------------

Net loss per share--basic and diluted         $      (0.23)   $      (0.46)
Weighted-average common shares
 outstanding--basic and diluted                 12,822,521      12,819,263

See notes to financial statements.
--------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------
TCI SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003
------------------------------------------------------------------------------------------------------------------------------------

                          Series A                Series B                                    Warrants
                        Convertible             Convertible                                 to Purchase
                      Preferred Stock         Preferred Stock           Common Stock           Common     Accumulated
                   ---------------------   ---------------------   ----------------------      Stock        Deficit        Net
                    Shares      Amount      Shares      Amount       Shares      Amount

BALANCE--
 January 1,
 2003            5,816,037   $5,509,993   26,653,094  $12,340,746  12,819,263  $37,479,292    $178,129   $(44,809,506)  $10,698,654

  Net loss                                                                                                 (5,960,014)   (5,960,014)
                 ---------   ----------   ----------  -----------  ----------  -----------    --------   -------------  -----------
BALANCE--
 December 31,
 2003            5,816,037   $5,509,993   26,653,094  $12,340,746  12,819,263  $37,479,292    $178,129    (50,769,520)    4,738,640

Exercise of
 stock options                                                          6,196        1,930                                    1,930

  Net loss                                                                                                 (2,936,241)   (2,936,241)
                 ---------   ----------   ----------  -----------  ----------  -----------    --------   -------------  -----------

BALANCE--
 December 31,
 2004            5,816,037   $5,509,993   26,653,094  $12,340,746  12,819,263  $37,479,292    $178,129    (53,705,761)    1,804,329
                 =========   ==========   ==========  ===========  ==========  ===========    ========   =============  ===========
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TCI SOLUTIONS, INC.

STATEMNETS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                         2004           2003

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(2,936,241)   $(5,960,014)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                          630,750        609,017
  Provision for doubtful accounts                       (212,000)       750,000
  Changes in operating assets and liabilities:
    Accounts receivable--net                             110,520      4,378,259
    Prepaid expenses and other current assets             33,367        398,902
    Other assets                                          (3,467)        (1,740)
    Accounts payable                                    (418,975)       (16,547)
    Accrued expenses                                     467,285     (1,287,239)
    Deferred revenue                                   1,365,932        130,740
                                                     -----------    -----------

        Net cash used in operating activities           (962,829)      (998,622)

CASH FLOWS FROM INVESTING ACTIVITIES--Acquisition
 of property, plant and equipment                       (182,378)      (712,894)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease obligation          (23,270)       (22,848)
 Proceeds from line of credit                          1,000,000        500,000
 Repayments on line of credit                           (167,865)      (209,218)
 Proceeds from exercise of stock options                   1,930

        Net cash provided by financing activities        810,795        267,934
                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (334,412)    (1,443,582)

CASH AND CASH EQUIVALENTS--Beginning of year           3,679,331      5,122,913
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS--End of year               $ 3,344,919    $ 3,679,331
                                                     ===========    ===========

                                                                    (Continued)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                         2004           2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION--Cash paid during the
 period for:
 Interest                                            $    95,693    $   132,303
                                                     -----------    -----------

Income taxes                                         $     7,238    $     9,600
                                                     ===========    ===========
--------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
 During 2003, we entered into the following noncash investing and financing activities:
   Acquired $46,284 of equipment under capital lease arrangements.

See notes to financial statements.                                 (Concluded)

TCI SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business--We provide retailers with enterprise solutions consisting of mission-critical software applications and specialized professional services. Our software enables retailers to quickly and accurately execute strategic business decisions in the areas of merchandise planning and optimization, merchandise management and store operations. Our architecture and enterprise data repository provide a powerful and flexible foundation that can automate and support electronic data exchange throughout the enterprise and retail supply chain.

      Basis of Presentation--The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

      Use of Estimates--The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the allowance for doubtful accounts, contingencies and income taxes.

      Cash and Cash Equivalents--We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain our cash balances with one financial institution. These balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At December 31, 2004, uninsured amounts held at this financial institution total $3,244,919. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

      Accounts Receivable--We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain allowances for estimated credit losses, and such losses have been within management's expectations.

      Inventory--Inventory consists primarily of computer hardware and software, manual inserts and binders and is stated at the lower of first-in, first-out cost or market. Inventory of approximately $64,000 has been included in prepaid expenses and other current assets in the accompanying balance sheet.

      Property and Equipment--Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful life of five years. Leasehold improvements are amortized over the shorter of the remaining life of the respective leases or the useful life of the improvements. Depreciation and amortization expense was $630,750 and $609,017 for the years ended December 31, 2004 and 2003, respectively.

      Goodwill--SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In accordance with SFAS No. 142, we do not amortize goodwill, but perform the required two-step impairment review each year. Step one of this review determines whether the fair value of each reporting unit is less than its carrying amount as of the measurement date. In the event that the fair value of each reporting unit was less than the carrying amount, step two of the test would be required to determine if the carrying value of goodwill exceeded the implied fair value. We performed an impairment analysis as of June 30, 2004 in accordance with SFAS No. 142. The analysis indicated there was no impairment of goodwill in Software, the only segment to which goodwill is allocated. As of December 31, 2004, no impairment of goodwill has been recognized. If estimates change, a materially different impairment conclusion could result.

      Long-Lived Assets--SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets requires long-lived assets to be reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable from future cash flows. Based on our analysis, there is no impairment of long-lived assets at December 31, 2004.

      Revenue Recognition--We license software products under noncancelable perpetual license agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended and interpreted by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation and disclosure of revenue in financial statements.

      Software license revenue is recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is reasonably ensured. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the related revenue recognized once the element is delivered. Revenues attributable to undelivered elements, including consulting services and post-contract support, are based on the sales price of those elements when sold separately. If vendor specific objective evidence of the far value of an undelivered element is not available, all revenue is deferred. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. We do not offer rights of return.

      Services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Services, which include project management, system planning, design and implementation, customer configurations and training, are billed on an hourly basis. Services revenue billed on an hourly basis is recognized as the work is performed. Customer support services include post-contract support and the rights to unspecified upgrades and enhancements, when and if available. Maintenance revenues from ongoing customer support services are typically billed on an annual basis, with the revenue being deferred and recognized ratably over the maintenance period.

      Other revenue is recognized when the third-party hardware and software products have been delivered and title has passed.

      Basic and Diluted Net Loss per Share--Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted-average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares include the conversion of preferred stock and the impact of stock option plans calculated using the treasury stock method. Common equivalent shares for the years ended December 31, 2004 and 2003, totaling 49,647,081 and 45,343,474, respectively, have been excluded from diluted weighted-average common shares, as the effect would be antidilutive.

      Income Taxes--We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized.

      Stock-Based Compensation--We account for employee stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

      SFAS No. 123 requires the disclosure of pro forma net income (loss) had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including expected life, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of six years; stock volatility of 1%; risk-free interest rates of 4.0% in the years ended December 31, 2004 and 2003; and no dividends during the expected term. Our calculations are based on an option valuation approach, and forfeitures are recognized as they occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

      Had compensation costs for the plan been determined based on the fair value of the options and warrants at the grant dates consistent with the method of SFAS No. 123, our net loss would have been the following in the years ended December 31, 2004 and 2003:

--------------------------------------------------------------------------------
                                                         2004           2003
--------------------------------------------------------------------------------

Net loss
 As reported                                         $(2,936,241)   $(5,960,014)
 Add:  Total stock-based employee compensation
  expense determined under fair-value-based
  method for all awards--net of tax                     (188,913)       (68,939)
                                                     -----------    -----------

Pro forma                                            $ (3,125,154)  $(6,028,953)
                                                     ============   ===========
Net loss per share--basic and diluted:
 As reported                                         $      (0.23)  $     (0.46)
 Pro forma                                           $      (0.24)  $     (0.47)
--------------------------------------------------------------------------------

      Comprehensive Income--SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources. There is no difference between net loss and comprehensive loss in our financial statements for the years ended December 31, 2004 and 2003.

      New Accounting Pronouncements--

         In December 2004, the Financial Accounting Standards Board revised Statement No. 123 ("FAS 123R"), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The accounting provisions of FAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We will adopt the provisions of FAS 123R on July 1, 2005 using a modified prospective application. Under the modified prospective application, FAS 123R, will apply to new awards, unvested awards that are outstanding on the effective date and any awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123 (Note 2 Stock-Based Compensation). We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

      Research & Development--We expense research and development costs as incurred. We do not consider new products or new versions to be technologically feasible until all design specifications for functionality, features and technical performance are completed and all uncertainties related to identified high-risk development issues are resolved. Once all high-risk development issues are resolved and the program design is finalized, the products have historically been considered ready for general release. As a result, no amounts are required to be capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," because no significant costs are incurred subsequent to the establishment of technological feasibility.

      Customer Concentrations--We provide credit in the normal course of business to customers throughout the United States. All of our customers are in the retail industry. Two customers accounted for 18% and 11% of revenue for the year ended December 31, 2004 and one customer accounted for 17% of revenue for the year ended December 31, 2003. Approximately 57% of accounts receivable was due from three customers as of December 31, 2004. A significant decrease in sales to, or inability to collect accounts receivable from, any significant customer could have a material adverse impact on us.

2.    ACCRUED EXPENSES

      Accrued expenses consist of the following at December 31, 2004:

--------------------------------------------------------------------------------
        Accrued vacation                                        $  529,050
        Accrued commissions                                        356,474
        Customer deposits                                          334,653
        Accrued sales and use tax                                  111,881
        Accrued Severance                                           95,998
        Accrued other                                               76,823
                                                                ----------

        Total accrued expenses                                  $1,504,869
                                                                ==========
--------------------------------------------------------------------------------

3.    INCOME TAXES

      Our provision for income taxes consists of the following at December 31:

--------------------------------------------------------------------------------
                                                        2004            2003
--------------------------------------------------------------------------------
        Current:
         Federal                                     $     -        $      -
         State                                            5,000           9,600

        Deferred:
         Federal                                       (935,222)     (1,840,757)
         State                                          (66,618)       (473,329)
         Change in valuation allowance                1,001,840       2,314,086
                                                     ----------     -----------

                                                     $    5,000     $     9,600
                                                     ==========     ===========
--------------------------------------------------------------------------------

      Our reconciliation of income tax expense computed at the federal statutory rate of 34% to income tax expense is as follows:

--------------------------------------------------------------------------------
                                                        2004            2003
--------------------------------------------------------------------------------

        Tax at federal statutory rates               $ (996,622)    $(2,026,404)
        State income taxes--net                         (35,793)       (309,534)
        Other                                            35,575          31,452
        Change in valuation allowance                 1,001,840       2,314,086
                                                     ----------     -----------

                                                     $    5,000     $     9,600
                                                     ==========     ===========
--------------------------------------------------------------------------------

      Deferred income taxes arise from the impact of temporary differences between the amounts of assets and liabilities recorded for tax and financial reporting purposes. The primary differences giving rise to our deferred tax assets and liabilities are as follows at December 31:

--------------------------------------------------------------------------------
                                                        2004            2003
--------------------------------------------------------------------------------

        Deferred tax assets (liabilities):
         Allowance for doubtful accounts            $    54,749     $   270,065
         Accrued compensation                           283,870         247,588
         State taxes                                      1,700           3,264
         Net operating loss carryforwards            11,426,405      10,283,017
         Depreciation and amortization                 (121,011)       (160,061)
         Software development costs                      19,375          19,375
                                                    -----------     -----------

                                                     11,665,088      10,663,248
        Valuation allowance                         (11,665,088)    (10,663,248)
                                                    -----------     -----------

        Total deferred tax assets                   $      -        $      -
                                                    ===========     ===========
--------------------------------------------------------------------------------

      At December 31, 2004, we had federal and state net operating loss carryforwards of approximately $30,758,000 and $16,650,000, respectively, which begin to expire in 2007 and 2005, respectively. We may have experienced a greater than 50% change in ownership as defined under Internal Revenue Code Section 382, in which case our ability to utilize the net operating loss carryforwards may be limited.

4.    LINE OF CREDIT

      On February 27, 2004, we entered into a $3,500,000 credit facility with a financial institution composed of a $500,000 equipment line of credit and a $3,000,000 accounts receivable revolving line of credit. Each advance under the equipment line of credit shall accrue interest at 0.75% above the prime rate is payable monthly. Beginning November 27, 2004, outstanding borrowings under the equipment line of credit shall be payable in 30 equal monthly installments, plus interest at 0.75% above the prime rate (6.0% at December 31, 2004) through the maturity date. The equipment line of credit matures in June 2007. The accounts receivable revolving line of credit bears interest at 0.50% above the prime rate (5.75% at December 31, 2004).

      On November 18, 2004, we amended the above facility. The amended credit facility is comprised of a $3,000,000 accounts receivable revolving line of credit and a $1,000,000 maintenance receivable revolving line of credit. The maintenance revolving line of credit is not to exceed (i) $1.5 million from November 18, 2004 through February 28, 2005, (ii) $1 million from March 1, 2005 through March 31, 2005 and (iii) $500,000 from April 1, 2005 through May 31, 2005. The amended facility does not extend an equipment line of credit. The revolving line of credit bears interest at 0.50% above the prime rate (5.75% at December 31, 2004) and matures in May 2005. Borrowings are collateralized by substantially all of our assets, including our intellectual property. At the maturity of revolving line, Retalix, who purchased substantially all of our outstanding Series A Preferred Stock and Series B Preferred Stock on April 1, 2005, will pay down the line out of working capital.

      Borrowings under the accounts receivable and maintenance receivable revolving lines of credit are limited to 80% and 50%, respectively, of eligible accounts receivable, as defined. As of December 31, 2004, available borrowings under the revolving line of credit were approximately $574,000. As of December 31, 2004, we have outstanding borrowings against our credit facility of $2,437,046 consisting of $186,255 under the equipment line of credit and $2,250,791 under the revolving line of credit.

      We are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of December 31, 2004, we were in compliance with all covenants included in the terms of the credit facility.

      In connection with our credit facility, we granted warrants to purchase 115,000 shares of common stock at an exercise price of $0.25 per share to the financial institution (see Note 5). As the warrants were substantially out of the money, the fair value of the warrants, which was estimated using the Black-Scholes model, was nominal.

5.    STOCKHOLDERS' EQUITY

      Convertible Preferred Stock--The significant terms of our preferred stock are described below:

         Voting Rights--Holders of the preferred stock have the same voting rights as the common stockholders and are entitled to vote on an as-converted to common stock basis. Both Series A and B preferred stockholders have the right to elect two directors.

         Dividends--The Series B, together with the Series A, are entitled to receive cumulative cash dividends at a rate of 8% of the original issuance price per year, prior to the declaration of any dividend of the common stock or upon a Liquidation Event (the "Preferred Dividend"). In addition to the cumulative dividends, holders of the Series A are entitled to receive an additional dividend of $0.06033 per share, payable in authorized but unissued shares of Series A valued at the original issuance price (the "Series A PIK Dividend"). As a result, we have reserved a total of 330,189 shares of Series A to be issued upon payment of the Series A PIK Dividend. The Preferred Dividend and the Series A PIK Dividend shall be payable, whether or not declared by the Board of Directors, upon the effective date of a Liquidation Event. The Series A PIK Dividend is also payable on the mandatory or voluntary conversion of all outstanding shares of Series A and Series B to common stock.

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

          Liquidation Rights--Holders of the preferred stock are entitled to a preferential distribution of assets in the event of liquidation. Upon the occurrence of any Liquidation Event, as defined below, our assets available for distribution to stockholders, whether from capital, surplus, earnings or otherwise, shall be distributed in the following order of priority:

             The holders of the Series A and B are currently entitled to receive, prior to and in preference to any distribution of any of our assets or surplus funds to the holders of the common stock, an amount equal to the stated value of $1.06 per share and $0.50 per share, respectively. The holders of Series B are entitled to receive, in preference to holders of Series A and the common stock, all accrued but unpaid dividends on Series B. The holders of Series A are entitled to receive, prior and in preference to any distribution to the holders of common stock, an amount equal to all accrued but unpaid preferred dividends and the Series A PIK Dividend on each share of Series A preferred stock. Our remaining assets available for distribution shall be distributed ratably to the holders of the outstanding shares of our common stock and of our convertible preferred stock as if converted to common stock immediately prior to liquidation.

             A Liquidation Event is defined as (i) our voluntary or involuntary liquidation, dissolution or winding-up; (ii) a merger, consolidation or sale of voting control in which our stockholders, immediately prior to the merger, consolidation or sale, do not own a majority of the outstanding shares of the surviving corporation, or (iii) the sale or lease of substantially all of our assets, technology or intellectual property.

          Antidilution Rights--Both holders of designated preferred stock are entitled to "full-ratchet" antidilution rights. Under full-ratchet antidilution, the conversion price of the preferred stock is reduced to the price at which the dilutive securities are issued. A reduction in the conversion price will result in an increase in the number of shares of common stock that can be issued upon conversion. The issuance of Series B, at $0.50 per share, triggered the full-ratchet antidilution rights afforded to Series A. As a result, the number of shares of common stock into which Series A are convertible increased from 5,816,037 to 12,330,000 shares.

      Warrants--In February and November 2004, we granted warrants to purchase 35,000 and 80,000 shares of common stock, respectively, at an exercise price of $0.25 per share to a financial institution. These warrants are immediately exercisable and expire on February 27, 2011 and November 18, 2011, respectively. The estimated fair value of these warrants using the Black-Scholes model was nominal. All warrants remain outstanding and exercisable as of December 31, 2004.

      As of December 31, 2004, a total of 930,757 warrants to purchase shares of common stock are outstanding, which are fully exercisable at $0.25 per warrant through 2011.

6.    COMMITMENTS AND CONTINGENCIES

      We are involved in a dispute related to alleged preference payments to TCI from a customer who subsequently declared bankruptcy. We have provided a written response to the claimant regarding the our defenses to the claims made. As it is not possible to estimate the outcome of this issue, no accrual has been recorded in the financial statements. We believe that the possible liability could reasonably range in amount from zero to approximately $364,000.

      Additionally, we lease certain facilities and equipment under agreements that expire at various times through 2008, which are accounted for as operating leases. Total rental expense for noncancelable operating leases was approximately $722,000 and $1,124,000 for the years ended December 31, 2004 and 2003, respectively. For those noncancelable leases with scheduled rental increases, rent expense is recorded on a straight-line basis over the lease term. Included in accrued liabilities is $28,377 of deferred rent at December 31, 2004.

      We leased equipment with a net book value of $54,670, net of related accumulated depreciation and amortization of $680,290 at December 31, 2004, under capital lease agreements.

      At December 31, 2004, future minimum lease payments, under operating and capital leases, consist of the following:

        ------------------------------------------------------------------------
        Year Ending                                     Capital      Operating
        December 31                                     Leases         Leases
        ------------------------------------------------------------------------

        2005                                          $  25,567    $  689,943
        2006                                             11,614       662,539
        2007                                              1,936       656,793
        2008                                                           48,930
                                                      ---------    ----------

        Future minimum lease payments                    39,117    $2,058,205
                                                                   ----------
        Less amount representing interest                (3,244)
                                                      ---------
        Present value of future minimum
         lease payments                                  35,873
        Less current portion                            (24,270)
                                                      ---------

                                                      $  11,603
                                                      =========
        ------------------------------------------------------------------------

      We have an agreement with a financial institution for the issuance of letters of credit up to an aggregate amount not to exceed $500,000. At December 31, 2004, we had $150,000 of letters of credit outstanding for our facility lease. These amounts are not included in our financial statements.

      During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets as the fair value is insignificant. We have never had to make any payments in the past and do not expect to in the future.

      Litigation--In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not likely have a material adverse effect on our operations, cash flows and financial position.

7.    STOCK OPTIONS

      We maintain two stock option plans for our employees, directors and consultants. The purpose of the plans is to provide employees, directors and consultants an opportunity to participate in our ownership.

      Our 1993 stock option plan consists of: (1) the 1993 Equity Incentive Plan and (2) the 1993 Nonemployee/Directors Stock Option Plan (together, "1993 Option Plan"). The 1993 Option Plan provides for the issuance of up to 571,688 shares of common stock to employees, directors and consultants under incentive and nonstatutory stock option grants. Options granted under the 1993 Equity Incentive Plan have a term of 10 years when issued and vest over a five-year period. Options granted under the 1993 Nonemployee/Directors Stock Option Plan have a term of 10 years and vest immediately. Incentive and nonstatutory stock options may be granted at an exercise price equal to the fair market value of our common stock at the date of the grant. At December 31, 2004, there were 14,100 options outstanding and 557,588 options available for future grant under the 1993 Option Plan.

      Our 2001 stock option plan consists of: (1) the 2001 Equity Incentive Plan and (2) the 2001 Nonemployee/Directors Stock Option Plan (together, "2001 Option Plan"). The 2001 Option Plan provides for the issuance of up to 17,733,763 shares of common stock to employees, directors and consultants under incentive and nonstatutory stock option grants. Options granted under the 2001 Equity Incentive Plan have a term of 10 years when issued and vest over a five-year period. Options granted under the 2001 Nonemployee/Directors Stock Option Plan have a term of 10 years and vest immediately. Incentive and nonstatutory stock options may be granted at an exercise price equal to the fair market value of our common stock at the date of the grant. At December 31, 2004, there were 7,489,465 options outstanding and 10,244,298 options available for future grant under the 2001 Option Plan.

      On October 27, 2004, we presented an offer to exchange outstanding options (the "Exchange Offer") under our 1993 and 2001 Option Plans to our employees and directors. On November 25, 2004, we canceled an aggregate of 9,278,200 shares of our common stock pursuant to the Exchange Offer. We planned on issuing to our employees and directors which tendered their options and still remain with us, replacement options under our 2001 Option Plan, with an exercise price that would reflect the then-current estimated fair value of our common stock determined by our Board of Directors and based on an independent valuation on or about May 27, 2005. None of the employees or directors participating in the Exchange Offer were granted any options during the six month period prior to the exchange, or during the period from the exchange date to year end. See Note 11, `Subsequent Events'.

      On June 25, 1995, we issued an employee an option to purchase 51,156 shares of common stock at $0.20 a share. This issuance was not under the 1993 Option Plan. All options vested on the issuance date and shall expire on June 21, 2005.

      Option activity for the 1993 and 2001 Option Plans is as follows:

--------------------------------------------------------------------------------
                                              Weighted      Number     Weighted
                                  Number      Average         of       Average
                                    of        Exercise     Options     Exercise
                                 Options       Price     Exercisable    Price
--------------------------------------------------------------------------------

        Outstanding--January
         1, 2003                3,656,669     $0.33       3,221,918     $0.31

        Granted (weighted-
         average fair value
         of $0.05 per share)    5,219,608     $0.25
        Canceled                 (198,200)    $0.29
                                ---------
        Outstanding--December
         31, 2003               8,678,076     $0.27       4,692,595     $0.29

        Granted (weighted-      9,989,801     $0.13
         average fair value
         of $0.05 per share)
        Exercised                  (6,196)    $0.31
        Canceled              (11,158,116)    $0.27
                              -----------
        Outstanding--December
         31, 2004               7,503,565     $0.08       1,650,485     $0.21
                              ===========
--------------------------------------------------------------------------------

      Additional information regarding options outstanding is as follows as of December 31, 2004:

--------------------------------------------------------------------------------
                        Options Outstanding                 Options Exercisable
             -------------------------------------------------------------------
                             Weighted-
                             Average           Weighted-               Weighted-
                             Remaining         Average                 Average
Exercise        Number      Contractual        Exercise    Number      Exercise
 Prices      Outstanding    Life (Years)        Price    Exercisable    Price
--------------------------------------------------------------------------------

$0.05        6,170,191        9.69             $0.05      351,171       $0.05
$0.25        1,319,274        5.10             $0.25    1,286,854       $0.25
$0.53           11,100        6.65             $0.53        9,460       $0.53
$1.06            1,500        4.91             $1.06        1,500       $1.06
$1.50            1,500        2.28             $1.50        1,500       $1.50
             ---------                                  ---------

             7,503,565                                  1,650,485
             =========                                  =========
--------------------------------------------------------------------------------

      As discussed in Note 1, we continue to account for our stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

8.    401(k) RETIREMENT PLAN

      We provide a 401(k) retirement plan (the "401(k) Plan") for our employees. Under the terms of the 401(k) Plan, we match dollar for dollar up to the first $250 contributed. For every dollar contributed over $250, we match $0.25 for each dollar contributed up to 6% of employee's compensation, not to exceed a maximum contribution of $2,500 per year. For the years ended December 31, 2004 and 2003, our total contributions were $119,427 and $169,782, respectively.

9.    OPERATING SEGMENTS

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

      Our reportable operating segments include software licenses, maintenance, services and other. The software licenses operating segment develops and markets our software products. The maintenance segment provides after-sales support for software products. The services segment provides fee-based training and implementation services related to our products. The other segment represents third-party hardware and software products.

      We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues and gross profit, as this information is the only segment information provided to the chief operating decision-maker.

      Operating segment data is as follows for the years ended December 31, 2004 and 2003:


        ----------------------------------------------------------------------------------------------------------------------------
                                    Software
                                    Licenses           Maintenance         Services          Other           Total
        ----------------------------------------------------------------------------------------------------------------------------
        Year ended
         December 31, 2003:
         Revenues                   $5,561,806         $3,787,985         $ 8,993,278      $2,870,681      $21,213,750
         Cost of revenues              102,646          1,220,271           5,771,337       2,083,939        9,178,193
                                    ----------         ----------         -----------      ----------      -----------

        Gross profit                $5,459,160         $2,567,714         $ 3,221,941      $  786,742      $12,035,557
                                    ==========         ==========         ===========      ==========      ===========
        Year ended
         December 31, 2004:
         Revenues                   $6,092,744         $4,754,043         $10,443,718      $  537,509      $21,828,014
         Cost of revenues              657,541            868,622           7,123,382         472,777        9,122,322
                                    ----------         ----------         -----------      ----------      -----------

        Gross profit                $5,435,203         $3,885,421         $ 3,320,336      $   64,732      $12,705,692
                                    ==========         ==========         ===========      ==========      ===========
        ----------------------------------------------------------------------------------------------------------------------------


10.      Subsequent Events

      The majority of our stock has been acquired. On April 1, 2005, we entered into a Stock Purchase Agreement with Retalix Ltd., an Israeli corporation, and certain holders of our outstanding Series A Preferred Stock and Series B Preferred Stock (the "Selling Stockholders"), pursuant to which Retalix purchased substantially all of our outstanding Series A Preferred Stock and Series B Preferred Stock (the "Acquisition") for an aggregate purchase price of $30,035,148, consisting of 715,729 ordinary shares of Retalix valued at $17,177,500 and $12,857,648 in cash which was paid to the

      Selling Stockholders pro rata. As part of the transaction, we paid a bonus to certain employees and directors for the cancellation of their vested stock options under our 1993 and 2001 Option Plans and for stock options that had been tendered under the Exchange Offer described in Note 7, above, of an aggregate of $1,744,999 in cash. This amount was subtracted from Acquisition proceeds otherwise payable to the Selling Stockholders. The acquisition resulted in Retalix beneficially owning, in excess of 73% of our outstanding voting stock (calculated on an as-converted to common stock basis), and specifically, 99.8% of the outstanding Series A Preferred Stock and 95.8% of the outstanding Series B Preferred Stock. In connection with the Acquisition, on April 1, 2005, we entered into an agreement and plan of merger with Retalix Ltd., Retalix Holdings, Inc. ("Retalix Holdings") and certain subsidiaries of Retalix Holdings under which we would be merged with and into a subsidiary of Retalix Holdings and all of our outstanding common stock and preferred stock, other than shares held by Retalix Holdings and shares as to which appraisal rights have been properly asserted under Delaware law, would be exchanged for cash (the "Merger"). As a result of the Merger, other than shares held by Retalix Holdings and shares as to which appraisal rights have been properly asserted under Delaware law, each outstanding share of our common stock will be converted into the right to receive $0.132 in cash; each outstanding share of Series A Preferred Stock (on an as-converted to common stock basis) will be converted into the right to receive $0.8409 in cash; and each outstanding share of Series B Preferred Stock (on an as-converted to common stock basis) will be converted into the right to receive $0.7573 in cash. Following the Merger, we would cease to exist and all of our assets and liabilities would be held by a subsidiary of Retalix Holdings. The Merger would constitute a Liquidation Event as defined in
      Note 5, above.




                                     ******