Form 10QSB
period 2005-03-31
TCI SOLUTIONS INC
filed 2005-05-16
CIK 1167257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 0-49783

TCI Solutions, Inc. (Exact name of small business issuer as specified in its charter)

Delaware (State of incorporation)	33-0537151 (IRS Employer Identification No.)

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

Yes [ X ] No [ ]

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 12,825,459 as of May 2, 2005.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TCI Solutions, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,960,281	$3,344,919
Accounts receivable, net of allowances of $192,968 at 3/31/05 and $127,798 at 12/31/04	4,645,691	3,355,635
Prepaid expenses and other current assets	198,073	212,217

Total current assets	7,804,045	6,912,771
Property and equipment, net	1,253,312	1,274,328
Goodwill	529,031	529,031
Other assets	23,232	23,232

Total assets	$9,609,620	$8,739,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,173,110	$825,873
Accrued expenses	5,829,581	1,504,868
Line of credit	2,224,902	2,437,046
Current portion of capital lease obligations	24,270	24,270
Deferred revenue	3,737,003	2,131,372

Total current liabilities	12,988,866	6,923,429

Captial lease obligation, net of current portion	5,286	11,603

Commitments and contingencies (Note 4)

Stockholders’ equity (deficit):
Convertible preferred stock	17,850,740	17,850,740
Common stock	37,481,222	37,481,222
Warrants to purchase common stock	178,129	178,129
Accumulated deficit	(58,894,623)	(53,705,761)

Net stockholders’ equity (deficit)	(3,384,532)	1,804,330

Total liabilities and stockholders’ equity (deficit)	$9,609,620	$8,739,362

See accompanying notes to condensed financial statements

TCI Solutions, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Software licenses	$1,788,273	$1,225,856
Maintenance	1,331,007	1,256,296
Services	2,669,679	2,477,626
Other	16,730	84,343

Total revenues	5,805,689	5,044,121
Cost of revenues:
Software licenses	245,465	153,240
Maintenance	179,523	354,802
Services	1,701,740	1,844,108
Other	11,061	52,478

Total cost of revenues	2,137,789	2,404,628

Gross profit	3,667,900	2,639,493

Operating expenses:
Product development	771,732	1,013,281
Sales and marketing	1,726,672	1,930,452
General and administrative	2,377,821	1,346,449
Acquisition related costs	3,946,679	0

Total operating expenses	8,822,904	4,290,182

Loss from operations	(5,155,004)	(1,650,689)

Other expense, net	(33,858)	(18,609)

Loss before income taxes	(5,188,862)	(1,669,298)
Provision for income taxes	—	—

Net loss	($5,188,862)	($1,669,298)

Net loss per share – basic and diluted	($0.40)	($0.13)
Weighted average common shares outstanding – basic and diluted	12,825,459	12,820,245

See accompanying notes to condensed financial statements.

TCI Solutions, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2005	2004

Operating activities
Net loss	$(5,188,862)	$(1,669,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,407	169,602
Provision for doubtful accounts	706,667	0
Changes in operating assets and liabilities:
Accounts receivable	(1,996,723)	(1,215,010)
Prepaid expenses and other current assets	14,144	(216,350)
Accounts payable	347,240	52,937
Accrued expenses	4,324,711	93,019
Deferred revenue	1,605,631	2,459,416

Net cash used in operating activities	(33,785)	(325,684)
Investing activities
Purchases of property and equipment	(132,392)	(109,719)
Financing activities
Proceeds from line of credit	(6,317)	0
Repayments on line of credit	(212,144)	(17,910)
Principal payments on capital lease obligations	0	(5,564)
Proceeds from issuance of common stock	0	720

Net cash used in financing activities	(218,461)	(22,754)

Net decrease in cash and cash equivalents	(384,638)	(458,157)
Cash and cash equivalents at beginning of period	3,344,919	3,679,331

Cash and cash equivalents at end of period	$2,960,281	$3,221,174

See accompanying notes to condensed financial statements.

TCI Solutions, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004

1. Nature of Operations and Summary of Accounting Policies

The accompanying unaudited condensed financial statements included herein have been prepared by us in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-KSB for the year ended December 31, 2004.

In our opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Reclassifications—Certain amounts previously reported have been reclassified to conform with the presentation for the three months ended March 31, 2005.

Revenue Recognition

We license software products under non-cancelable perpetual license agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended and interpreted by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation and disclosure of revenue in financial statements.

Software license revenue is recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered reasonably assured. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. Revenues attributable to undelivered elements, including consulting services and post-contract support, are based on the sales price of those elements when sold separately. If vendor specific objective evidence of the fair value of an undelivered element is not available, all revenue is deferred. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. We do not offer rights of return.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. There were no common equivalent shares for the three months ended March 31, 2005. Common equivalent shares of 55,080 for the three months ended March 31, 2004 have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

Stock-Based Compensation

We account for employee stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including expected life, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option-pricing model (minimum value method) with the following weighted-average assumptions: expected life of six years; stock volatility, 1%; risk-free interest rates, 4.0% for the three months ended March 31, 2005 and 2004, respectively; and no dividends during the expected term. Our calculations are based on an option valuation approach, and forfeitures are recognized as they occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Had compensation costs been determined based on the fair value of the options and warrants at the grant dates consistent with the minimum value method of SFAS No. 123, our net loss would have been the following in the three months ended March 31, 2005 and 2004:

Three months-ended March 31,	2005	2004
Net loss:
As reported	$ (5,188,862)	$ (1,669,298)
Add: Total stock-based employee compensation expense
determined under fair value based method for all awards	$ (219,269)	$ (98,205)
Pro forma	$ (5,408,131)	$ (1,767,503)

Net loss per share—basic and diluted:
As reported	($0.40)	($0.13)
Pro forma	($0.42)	($0.14)

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123 (“FAS 123R”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The accounting provisions of FAS 123R will be effective as of the beginning of the first annual reporting period that begins after December 15, 2005. We will adopt the provisions of FAS 123R on January 1, 2006 using a modified prospective application. Under the modified prospective application, FAS 123R, will apply to new awards, unvested awards that are outstanding on the effective date and any awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 (Note 2 Stock-Based Compensation). We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

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

Operating segment data for the three months ended March 31, 2005 and 2004 is as follows:

Software
	Licenses	Maintenance	Services	Other	Total
Three months-ended March 31, 2005:
Revenues	$ 1,788,273	$ 1,331,007	$ 2,669,679	$ 16,730	$ 5,805,689
Cost of revenues	245,465	179,523	1,701,740	11,061	$ 2,137,789

Gross profit	$ 1,542,808	$ 1,151,484	$ 967,939	$ 5,669	$ 3,667,900

Three months-ended March 31, 2004:
Revenues	$ 1,225,856	$ 1,256,296	$ 2,477,626	$ 84,343	$ 5,044,121
Cost of revenues	153,240	354,802	1,844,108	52,478	2,404,628

Gross profit	$ 1,072,616	$ 901,494	$ 633,518	$ 31,865	$ 2,639,493

One customer accounted for 11.1% of revenues for the three months ended March 31, 2005. Three customers accounted for 26.3%, 20.8% and 11.9%, respectively of revenues for the three months ended March 31, 2004. Approximately 41% of accounts receivable was due from three customers as of March 31, 2005. All of our customers are in the retail industry.

3. Credit Facility

On February 27, 2004, we entered into a $3,500,000 credit facility with a financial institution composed of a $500,000 equipment line of credit and a $3,000,000 accounts receivable revolving line of credit. Each advance under the equipment line of credit shall accrue interest at 0.75% above the prime rate is payable monthly. Beginning November 27, 2004, outstanding borrowings under the equipment line of credit shall be payable in 30 equal monthly installments, plus interest at 0.75% above the prime rate (5.75% at March 31, 2005) through the maturity date. The equipment line of credit matures in June 2007. The accounts receivable revolving line of credit bears interest at 0.50% above the prime rate (5.75% at March 31, 2005).

On November 18, 2004, we amended the above facility. The amended credit facility is comprised of a $3,000,000 accounts receivable revolving line of credit and a $1,000,000 maintenance receivable revolving line of credit. The maintenance revolving line of credit is not to exceed (i) $1.5 million from November 18, 2004 through February 28, 2005, (ii) $1 million from March 1, 2005 through March 31, 2005 and (iii) $500,000 from April 1, 2005 through May 31, 2005. The amended facility does not extend an equipment line of credit. The revolving line of credit bears interest at 0.50% above the prime rate (5.75% at March 31, 2005) and matures in May 2005. Borrowings are collateralized by substantially all of our assets, including our intellectual property. At or before the maturity of revolving line, Retalix, who purchased substantially all of our outstanding Series A Preferred Stock and Series B Preferred Stock on April 1, 2005, paid down the entire accounts receivable revolving line of credit out of working capital on April 28, 2005.

Borrowings under the accounts receivable and maintenance receivable revolving lines of credit are limited to 80% and 50%, respectively, of eligible accounts receivable, as defined. As of March 31, 2005, available borrowings under the revolving line of credit were approximately $70,800. As of March 31, 2005, we have outstanding borrowings against our credit facility of $2,224,902 consisting of $155,253 under the equipment line of credit and $2,069,649 under the revolving line of credit.

We are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of March 31, 2005, we were not in compliance with all covenants included in the terms of the credit facility. Retalix Ltd., who indirectly purchased substantially all of our outstanding Series A Preferred Stock and Series B Preferred Stock on April 1, 2005, paid down the entire accounts receivable revolving line of credit out of working capital on April 28, 2005.

In connection with our credit facility, we granted warrants to purchase 115,000 shares of common stock at an exercise price of $0.25 per share to the financial institution. As the warrants were substantially out of the money, the fair value of the warrants, which was estimated using the Black-Scholes model, was nominal.

4. Commitments and Contingencies

We are involved in two disputes related to alleged preference payments to TCI from customers who subsequently declared bankruptcy.  We have provided a written response to the claimant regarding our defenses to the claims made.  As it is not possible to estimate the outcome of this issue, we have provisioned for a possible liability in the financial statements that we believe could reasonably range in amount from zero to approximately $617,000.

Additionally, we lease certain facilities and equipment under agreements that expire at various times through 2008, which are accounted for as operating leases. Total rental expense for noncancelable operating leases was approximately $691,700 and $205,900 for the three-month periods ended March 31, 2005 and 2004, respectively. For those noncancelable leases with scheduled rental increases, rent expense is recorded on a straight-line basis over the lease term. Included in accrued liabilities is $28,377 of deferred rent at March 31, 2005.

We leased equipment with a net book value of $50,329, net of related accumulated depreciation and amortization of $684,631 at March 31, 2005, under capital lease agreements.

At March 31, 2005, future minimum lease payments under non-cancelable operating leases consist of the following:

Year ending December 31:
2005 (April 1 through December 31)	$525,026
2006	620,080
2007	613,086
2008	48,930
Future minimum lease payments	$1,807,122

Guarantees and Indemnifications - During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated, and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations and thus no liabilities have been recorded for these obligations on our balance sheet at March 31, 2005.

Litigation - In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our operations, cash flows and financial position.

5. Acquisition Related Costs

On April 1, 2005, the majority of our stock was acquired by Retalix Holdings Inc. (see Note 6). In conjunction with this transaction, certain one-time termination costs were incurred or became determinable. Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) has been applied to this transaction. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date we committed to the exit plan. Restructuring charges are not directly identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating loss from the business segments. The following table presents the one-time termination costs incurred relating to this transaction:

Stock option bonus and termination costs	$1,697,794
Facility & lease termination costs	586,645
Professional fees	542,167
Employee severance and benefit termination costs	1,120,073
Total transaction related costs	$3,946,679

6. Subsequent Events

On April 1, 2005, we entered into a Stock Purchase Agreement with Retalix Ltd., an Israeli corporation, Retalix Holdings Inc. and certain holders of our outstanding Series A Preferred Stock and Series B Preferred Stock (the "Selling Stockholders"), pursuant to which Retalix Holdings Inc. purchased substantially all of our outstanding Series A Preferred Stock and Series B Preferred Stock (the "Acquisition") for an aggregate purchase price of $30,035,148, consisting of 715,730 ordinary shares of Retalix valued at $17,177,520 and $12,857,648 in cash which was paid to the Selling Stockholders pro rata. As part of the transaction, we paid a bonus to certain employees and directors for the cancellation of their vested stock options under our 1993 and 2001 Option Plans and for stock options that had been tendered under our stock option exchange offer initiated in November 2004, of an aggregate of $1,744,999 in cash. The Acquisition resulted in Retalix Holdings Inc. beneficially owning in excess of 73% of our outstanding voting stock (calculated on an as-converted-to-common-stock basis), and specifically, 99.8% of the outstanding Series A Preferred Stock and 95.8% of the outstanding Series B Preferred Stock.

Also on April 1, 2005, we entered into an agreement and plan of merger with Retalix Ltd., Retalix Holdings Inc. and certain subsidiaries of Retalix Holdings Inc. under which we would be merged with and into a subsidiary of Retalix Holdings Inc. and all outstanding common stock and preferred stock of TCI (other than shares held by Retalix Holdings Inc. and shares as to which appraisal rights have been properly perfected under Delaware law) would be exchanged for cash. Following the merger, we would cease to exist and all of our assets and liabilities would be held by a subsidiary of Retalix Holdings Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with our overall strategy to give readers an overview of the goals of our business and the direction in which our business and products are moving. The strategy section is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in this quarterly report for the period ended March 31, 2005, and an Overview of Significant Trends and Developments in Our Business. We then provide an analysis of the financial results for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. We conclude this MD&A with our Business Outlook section wherein we discuss the outlook for the remainder of 2005.

Forward Looking Statements

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-QSB, including "Item 1: Financial Statements". The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by uncertainties and risk factors described throughout this filing and particularly in the "Business Outlook" section. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we can not assure you that such expectations will occur. Our actual results may differ materially, and you should not unduly rely on these forward-looking statements, which speak only as of the date of this report. These forward-looking statements do not reflect the potential impact of any business activities not completed as of May 13, 2005. For example, if our merger with a subsidiary of Retalix Ltd. is completed, our outlook, expected results, future strategy and other forward looking information will change substantially.

Our Strategy

We intend to solidify our presence in grocery retail and wholesale, broaden our product offering with new and complimentary products developed internally and through partnerships, and focus on the critical elements of operational execution. Our goal is to enhance retail operations and execution with high quality solutions to add and retain valuable customers. Key elements of our strategy to fulfill our vision are outlined in the points that follow:

•	Operational Efficiency – We have clearly defined our business strategy and core business activities. As a result, we have developed an operating structure designed to boost software license revenues and shrink operating costs in order to improve operational efficiency and enhance customer satisfaction. The actions we have taken include:

•	Focused Market Approach – We have aligned our operational activities and resources with the delivery of solutions and services for the following market definitions:

Mainstream & Enterprise Marketplace- For this marketplace, we focus on delivering high quality, strategic pricing and inventory management solutions that deliver rich and flexible functionality. This marketplace also has the following attributes:
•	Retailers with greater than or equal to 10 stores
•	Sophisticated functional requirements
•	Sales occur primarily through our direct sales force
•	Implementations range from simplistic to sophisticated and may be supported through strategic implementation partners

Small to Medium Retail Marketplace – Within this marketplace we offer a competitively priced solution with the benefits of pre-defined functionality, rapid implementation and minimal support requirements. Additionally, this marketplace has the following characteristics:

		•	Retailers with less than 10 stores
		•	Minimal functional requirements
		•	Dealers are our primary sale and delivery mechanism for product sales
•

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

•

Client Satisfaction – Since 2003, we have renewed our focus to continually improve by developing initiatives designed to focus the organization on delivering value to both our new and existing customer base. These initiatives have resulted in and will continue to improve quality, satisfaction and the efficiency of our customers’ experience. The initiatives we are cultivating for the benefit of our customers are as follows:

•

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

•

Engagement Management – Engagement Management is a services and support initiative complete with governances and processes that have aided in the creation of great customer experiences both during and beyond our software implementations. Our goal is to optimize the project and it begins with understanding our customer’s expectations. Engagement management transcends the services implementation and improves the depth of our win-win customer relationships.

•

Fast Track Implementations - Fast-Track is a packaged implementation program to lower the risks of replacing legacy pricing and hosting systems. Fast-Track is a phased implementation of TCI's core pricing and hosting foundation offering predefined deliverables, installation scope and timeframe. Fast-Track provides grocers with price management, base price generation, hosting and store system interfaces, to systems such as point-of-sale, and signs and labels. It also includes development of roles-based menu templates and personalized reports, as well as training, and pilot and go live support.

•

Quality and Customer Centricity – A critical component to our success as a developer of technology solutions begins with listening to user concerns and understanding their requirements from the beginning. We put the customer at the center of our organizational structure and it is very important to us that the customer always has a single integrated view of our company. Our quality and customer centricity initiatives are focused on continuously improving in these areas.

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

We have identified the following policies as critical to the understanding of our financial statements and results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout our Management’s Discussion and Analysis where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to our Financial Statements which are included elsewhere herein. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition – Our revenue recognition policy is significant because our revenue is a key component to our results of operations. In addition, our revenue recognition determines the timing of certain expenses such as commissions and royalties. We follow specific detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy.

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

Goodwill – Our business combinations have resulted in goodwill. We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We compare the estimated market value of our segments to book value to determine whether or not any potential impairment of goodwill exists. Our estimates of market value are based on average multiples of our public competitors, which are subject to change based on industry, economic and business conditions. While we have not experienced impairment of goodwill assets in prior periods, we cannot guarantee that there will not be impairment in the future.

Income Taxes – We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we operate at a profit in the future and generate sufficient future taxable income, we could be required to reverse the current valuation allowance against the deferred tax assets which would result in a substantial income tax benefit.

Acquisition Related Costs – In conjunction with this transaction, we identified certain one-time termination costs that were incurred or became determinable. Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) has been applied to this transaction. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date we committed to the exit plan. Restructuring charges are not directly identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating loss from the business segments. If our estimated determinable costs associated with the transaction vary, we could be required to adjust our accrued expenses which could result in either an increase or decrease in our expenses.

Overview of Significant Trends and Developments in Our Business

The Majority of Our Stock has been Acquired. On April 1, 2005, we entered into a Stock Purchase Agreement with Retalix Ltd., an Israeli corporation (“Retalix”), and certain holders of our outstanding Series A Preferred Stock and Series B Preferred Stock ("Selling Stockholders"), pursuant to which Retalix purchased substantially all of the our outstanding Series A Preferred Stock and Series B Preferred Stock (the "Acquisition") for an aggregate purchase price of $30,035,148, consisting of 715,730 ordinary shares of Retalix valued at $17,177,520 and $12,857,648 in cash which was paid to the Selling Stockholders pro rata. We paid to employees and directors who held vested stock options under our stock option plans and who had tendered options under our option exchange offer which closed in 2004, an aggregate of $1,744,999 in cash. The Acquisition resulted in Retalix beneficially owning in excess of 73% of our outstanding voting stock (calculated on an as-converted -to -common -stock basis), and specifically, 99.8% of the outstanding Series A Preferred Stock and 95.8% of the outstanding Series B Preferred Stock.

Also on April 1, 2005, we entered into an agreement and plan of merger with Retalix, Retalix Holdings Inc. and certain subsidiaries of Retalix Holdings Inc. under which we would be merged with and into a subsidiary of Retalix Holdings Inc. and all outstanding common stock and preferred stock of TCI (other than shares held by Retalix Holdings Inc. and shares as to which appraisal rights have been properly perfected under Delaware law) would be exchanged for cash (the “Merger”). Following the Merger, we would cease to exist and all of our assets and liabilities would be held by a subsidiary of Retalix Holdings Inc.

Revenue Trends – We see signs of domestic economic recovery and currently have a strong software sales pipeline. We believe there are a significant number of sales opportunities that will support a sustained level of activity and we anticipate increases in software license revenues and related services revenues throughout 2005. The preponderance of the business in the near term continues to be for our TCI Retail solutions. Our acquisition by Retalix on April 1, 2005 is very recent and although positively received by the market, it’s impact on our growth plans is not yet fully known.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Revenues consist of software license revenues, maintenance, services and other revenues, which represents 30.8%, 22.9%, 46.0% and 0.3%, respectively, of total revenues for the three months ended March 31, 2005 compared to 24.3%, 24.9%, 49.1% and 1.7%, respectively, for the three months ended March 31, 2004. Total revenues for the three months ended March 31, 2005 were $5.8 million, an increase of $762 thousand, or 15.1%, from the $5.0 million reported for the three months ended March 31, 2004.

Revenues

Software Licenses. Software license revenue for the three months ended March 31, 2005 and 2004 increased 45.9% to $1.8 million from $1.2 million. The increase resulted primarily from the timing of software sales and increased acceptance of TCI Retail products by both new and existing customers. Software license revenue represented 30.8% of total revenues, for the three months ended March 31, 2005 compared to 24.3% for the three months ended March 31, 2004. Our pipeline for software licenses is strong and the buying cycles of customers appear to have stabilized and thus, we are optimistic that we will see software license growth throughout the year.

Maintenance. Maintenance revenue for the three months ended March 31, 2005 increased $75,000 or 6.0% from $1.3 million for the three months ended March 31, 2004. The increase in maintenance revenue primarily results from $7.3 million in new software licenses sold for the fifteen-month period ended March 31, 2005, resulting in an increase in the number of customers under maintenance contracts. Maintenance revenue represented 22.9% of total revenues, for the three months ended March 31, 2005 compared to 24.9% for the three months ended March 31, 2004.

Services. Services revenue for the three months ended March 31, 2005 increased $192,000 or 7.8% to $2.7 million from $2.5 million for the three months ended March 31, 2004. The increase in services revenue is directly attributed to implementation services associated with the increased sales of our TCI Retail products. We anticipate growth in services revenue for the year due to our expected growth in software license sales. Services revenue represented 46.0% of total revenues, for the three months ended March 31, 2005 compared to 49.1% for the three months ended March 31, 2004.

Other. Other revenue for the three months ended March 31, 2005 decreased $68,000 or 80.1% to $17,000 from $84,000 for the three months ended March 31, 2004. The decrease in other revenue results from delivering less hardware, a trend we anticipate will continue into the foreseeable future. Other revenue represented 0.3% of total revenues for the three months ended March 31, 2005 compared to 1.7% for the three months ended March 31, 2004.

Gross Profit

Gross profit dollars for the three months ended March 31, 2005 increased 39.0% from $2.6 million to $3.7 million for the three months ended March 31, 2004. The increase in gross profit dollars is primarily from the increases in software sales, maintenance and services revenues for the three months ended March 31, 2005. Gross profit percent for the three months ended March 31, 2005 increased 10.9% to 63.2% from 52.3% for the three months ended March 31, 2004. The increase in gross profit percentage for the three months ended March 31, 2005 versus 2004 is primarily due to increases in gross margin earned in software, maintenance and services revenues.

Software License Margins. Software license margins for the three months ended March 31, 2005 increased 43.8% to $1.5 million from $1.1 million for the three months ended March 31, 2004. The increase in software license margins for the three months ended March 31, 2005 is primarily due to increased software sales and the mix of third party software sales. Software license margins as a percentage of software license revenue were 86.3% for the three months ended March 31, 2005, compared to 87.5% for the three months ended March 31, 2004.

Maintenance Margins. Maintenance revenue margins for the three months ended March 31, 2005 increased 27.7% to $1.2 million from $900,000 for the three months ended March 31, 2004. Maintenance revenue margins as a percentage of maintenance revenue were 86.5% for the three months ended March 31, 2005, compared to 71.8% for the three months ended March 31, 2004. The increase in maintenance revenue margins as a percentage of maintenance revenue for the three months ended March 31, 2005 is due to an increase in maintenance revenue and cost savings that resulted from the closure of a regional office used for customer support that will now be housed within our Tucson facility.

Services Margins. Services revenue margins for the three months ended March 31, 2005 increased 52.8% to $968,000 from $634,000 for the three months ended March 31, 2004. The decrease in services revenue margins for the three months ended March 31, 2005 is primarily due to the increases in services revenues. Services revenue margins as a percentage of services revenue were 36.3% for the three months ended March 31, 2005, compared to 25.6% for the three months ended March 31, 2004. The increase in services revenues margins as a percentage of services revenues is due to increased utilization within our professional services staff and a decrease in headcount.

Other Margins. Other revenue margins for the three months ended March 31, 2005 decreased 82.2% to $5,000 from $32,000 for the three months ended March 31, 2004. Other revenue margins as a percentage of other revenue were 33.9% for the three months ended March 31, 2005, compared to 37.8% for the three months ended March 31, 2004. The decrease in other revenue margins as a percentage of other revenue for the three months ended March 31, 2005 was primarily related to variances in third party vendor pricing over the same period in 2004. This decrease in other revenue related to lower hardware sales within our packaged marketplace.

Operating Expenses

Operating expenses for the three months ended March 31, 2005 and 2004 increased 105.7% to $8.8 million from $4.3 million. Operating expenses represented 152.0% of total revenues, for the three months ended March 31, 2005 compared to 85.1% for the three months ended March 31, 2004. The increase in operating expenses is primarily attributable to accrued expenses of $4.0 million relating to acquisition costs associated with the Retalix purchase on April 1, 2005 and an increase of approximately $600,000 in accrued expenses relating to the bankruptcy of two significant customers.

Product Development. Product development expenses for the three months ended March 31, 2005 decreased 23.8% to $772,000 from $1.0 million for the three months ended March 31, 2004. The decrease in product development expense primarily results from decreased headcount and efforts to increase development efficiencies through process improvement and through the reduction of expenses associated with lower development resources needed to support our heritage product, IMS. Product development expenses represented 13.3% of total revenues for the three months ended March 31, 2005 compared to 20.1% for the three months ended March 31, 2004.

Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2005 decreased 10.6% to $1.7 million from $1.9 million for the three months ended March 31, 2004. The decrease in sales and marketing expenses during the three months ended March 31, 2005 is primarily due to decreased headcount, decreases in marketing activities and focused cost control efforts. Sales and marketing expenses represented 29.7% of total revenues for the three months ended March 31, 2005 compared to 38.3% for the three months ended March 31, 2004.

General and Administrative. General and administrative expenses for the three months ended March 31, 2005 increased 76.6% to $2.3 million from $1.3 million for the three months ended March 31, 2004. The increase in general and administrative expenses during the three months ended March 31, 2005 is due to an increase of $600,000 in accrued expenses relating to the bankruptcy of two significant customers and non-acquisition related accounting and legal fees. General and administrative expenses represented 41.0% of total revenues for the three months ended March 31, 2005 compared to 26.7% for the three months ended March 31, 2004.

Acquisition Related Costs. Acquisition related costs for the three months ended March 31, 2005 resulted from our acquisition by Retalix on April 1, 2005. In conjunction with this transaction, certain one-time termination costs were incurred or became determinable. Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) has been applied to this transaction. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date we committed to the exit plan. Restructuring charges are not directly identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating loss from the business segments. The following table presents the one-time termination costs incurred relating to this transaction:

Stock option bonus and termination costs	$1,697,794
Facility & lease termination costs	586,645
Professional fees	542,167
Employee severance and benefit termination costs	1,120,073
Total transaction related costs	$3,946,679

Liquidity and Capital Resources

Historically, we have financed our operations primarily through private sales of equity securities. We expect to finance future operations through existing cash, working capital and funding from our majority stockholder, Retalix. We had working capital of ($5.2 million) at March 31, 2005 compared with ($11,000) at December 31, 2004. The decrease in working capital is primarily due to accrued transaction related expenses of $4.0 million and a $1.6 million increase in deferred revenue. Cash and cash equivalents at March 31, 2005 were $3.0 million, a decrease of $384,000 from the $3.3 million reported at December 31, 2004. Cash balances decreased in the three months ended March 31, 2005 primarily as a result of a net loss and an increase in accounts receivable, an increase in transaction related accrued expenses and the increase in deferred revenue attributed to our annual maintenance billing recorded in the three months ended March 31, 2005.

Operating activities used cash of $34,000 in the three months ended March 31, 2005. Cash used by operating activities in the three months ended March 31, 2005 results primarily from a net loss of $5.1 million, a $2.0 million increase in accounts receivable offset by an increased accrual of $707,000 relating to the bankruptcy filing of a significant customer and $4.0 million increase in accrued expenses relating to our acquisition by Retalix and an increase in deferred revenue of $1.6 million relating to our annual maintenance billing. We had net receivables of $4.0 million at March 31, 2005 compared to $3.4 million at December 31, 2004.

Investing activities used cash of $132,000 in the three months ended March 31, 2005. Cash used by investing activities in the three months ended March 31, 2005 results from the purchase of software and computer equipment. We expect capital expenditures to be approximately $300,000 for the remainder of 2005, which will be paid by Retalix using existing cash and working capital.

Financing activities used cash of $218,000 during the three months ended March 31, 2005. Cash used by financing activities for the period ending March 31, 2005 results from the repayment of our line of credit and capital lease obligations.

We are required to comply with certain financial covenants and conditions, including quick ratio percentages. As of March 31, 2005, we were not in compliance with all covenants included in the terms of the credit facility. Retalix Ltd., who indirectly purchased substantially all of our outstanding Series A Preferred Stock and Series B Preferred Stock on April 1, 2005, paid down the entire accounts receivable revolving line of credit out of working capital on April 28, 2005.

We believe that our cash, combined with that of Retalix’s working capital, will provide adequate liquidity to meet our anticipated operating requirements for at least the next twelve months.

Business Outlook

As we look ahead to the rest of 2005, we are planning for growth. Our acquisition by Retalix on April 1, 2005 is very recent and although positively received by the market, its impact on our growth plans is not yet fully known.

Our financial results are substantially dependent upon sales of TCI Retail software. Revenue is partly a function of the mix of software, services, maintenance and other third party hardware and software sales. Our margins are highest for software and maintenance and significantly lower for our services and other revenue categories. Our margins are also affected by the product mix within the various markets we serve. Margins are higher in the Mainstream & Enterprise market than in the Small to Medium Retail marketplace due to the fact that the overall sale in the Mainstream & Enterprise market is weighted towards our higher margin offerings of software and maintenance. Our gross margin as a result, varies with revenue levels from the various markets and the revenue mix.

We believe that we have the product offerings, personnel, competitive and financial resources for continued business success. Future revenues, gross margins and profits however, are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast. As a result, there are no assurances that we will achieve these objectives. See 'Certain Risks that May Affect Future Results' herein for a more detailed discussion of the risks that may affect our business.

We believe that we should be able to withstand the impact of the bankruptcies of two significant customers. We believe we have valid defenses to any allegations of preferential payments made prior to these bankruptcies and that our actual liability from these actions will not materially adversely affect our financial condition. Nonetheless, we cannot predict with any certainty the outcome of any preference litigation against us or whether the bankruptcy trustees in these cases will agree to settle for amounts substantially less than the potential preference claim amounts.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The accounting provisions of FAS 123R will be effective as of the beginning of the first annual reporting period that begins after December 15, 2005. We will adopt the provisions of FAS 123R on July 1, 2005 using a modified prospective application. Under the modified prospective application, FAS 123R, will apply to new awards, unvested awards that are outstanding on the effective date and any awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standards No. 123 (Note 2 Stock-Based Compensation). We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

Certain Risks That May Affect Future Results

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.

Investors evaluating our business should carefully consider the factors described below and all other information contained in this Form 10-QSB. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. This section should be read in conjunction with the unaudited financial statements and notes thereto for the periods ended March 31, 2005 and 2004 contained elsewhere in this Form 10-QSB and our audited financial statements and notes thereto contained in our Form 10-KSB for the year ended December 31, 2004.

The Acquisition of TCI by Retalix Could Cause Decreases in Demand for Our Software and Related Services and Negatively Impact our Financial Condition.

Our revenue and profitability depend on the overall demand for our software and related services. Customer purchases and/or maintenance renewals could decrease as a result of uncertainty on the part of customers about the impact of the acquisition. If demand for our software and related services decreases, our revenues would decrease and our operating results would be adversely affected.

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

Our quarterly operating results have varied in the past and are expected to continue to vary in the future. Significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

•	the demand for and market acceptance of our software solutions or changes in the length and complexity of our sales cycle;
•

lower than anticipated consumption and/or utilization of our professional services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products;

•	customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer or customer budgeting and purchasing cycles;
•	changes in the number, size or timing of new and renewal maintenance contracts or cancellations;
•	competitive price pressures, the success or failure of significant transactions and competitors’ announcements or introductions of new software solutions, services or technological innovations;
•	our ability to develop, introduce and market new products on a timely basis;
•	customer deferral of material contracts in anticipation of new releases or new product introductions; and
•	changes in our operating expenses.

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

We May Be Unable to Satisfy the Requirements of Section 404 of the Sarbanes-Oxley Act, or We or Our Auditors May Identify Significant Deficiencies or Material Weaknesses in Our Internal Controls.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report of our management’s assessment of the effectiveness of our internal control over financial reporting and our auditors are required to provide a report on management’s assessment and their own audit of our internal control over financial reporting. We are not required to provide our internal control report and related audit report until our fiscal year ending December 31, 2006. Compliance with the Sarbanes-Oxley Act regulations is costly, and requires resources beyond our current capacities. To date, we have not prepared an internal plan of action for compliance, and we have not begun the process of assessing our internal controls to provide the basis for our internal control report. We expect to be able to furnish the internal control report and related attestation report when due. However, if we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Changes in Market Size and Dynamics Could Have a Material Adverse Effect on Our Ability to Generate Sales and Our Future Prospects for Growth.

A dynamic U.S. economy, consolidations and the entry of large mass merchants such as Wal-Mart may have a long-lasting, detrimental effect on the market for our products as retailers scale back on their expenditures or are forced to go out of business. In addition, reductions or allocations of retail Information Technology budgets, due to economic conditions could affect retailers’ demand for our products. A significant reduction in the number of customers or purchases made by customers as a result of these conditions could have a material adverse effect on our sales and prospects for growth.

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

The Industries’ Rapid Pace of Change Could Render our Technology Unmarketable and Result in a Decrease in Revenue.

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

We May Introduce New Lines of Business and Channel Distribution Strategies Where We are Less Experienced and Unable to Successfully Sell, Which Could Result Negatively Impact Revenues and Our Results of Operations.

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

It May Be Difficult to Profitably Identify, Adopt and Develop Product Architecture That is Compatible With Emerging Industry Standards, Which Could Negatively Impact Our Ability to Generate Future Revenues.

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

We May Have Difficulty Implementing Our Products.

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

We May Not Be Able to Reduce Expense Levels If Our Revenues Decline.

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

A Loss of Important Customers May Result in a Loss of Revenues.

One customer accounted for 11.1% of revenues for the three months ended March 31, 2005. Three customers accounted for 26.3%, 20.8% and 11.9%, respectively of revenues for the three months ended March 31, 2004. No other single customer accounted for more than 10% of 2004 or 2005 total revenues. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.

A Loss of Existing Resellers Could Harm Our Financial Position and Results of Operation.

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

There May Be an Increase in Customer Bankruptcies Due to Weak Economic Conditions and Result in Uncollectible Accounts Receivable Balances.

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

We May Not be able to Generate Positive Cash Flows or Profits Sufficient to Sustain Our Operations.

We have experienced net losses and negative cash flows from operating activities for the last five fiscal years. Although our long-term business strategy is intended to turn such net losses into net profits, the full effect of our acquisition by Retalix is not yet known. In the long-term, if we are unable to generate positive cash flows and net income, we may be required to change our business plan. If unsuccessful in either case, we may be required to sell our assets or discontinue operations.

If We Lose Key Personnel or are Unable to Attract and Retain Additional Personnel, Our Ability to Grow Our Business Could be Harmed.

Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of David Butler, President and Chief Executive Officer, and Lance Jacobs, our Chief Industry Officer. The loss of the services of these executive officers or other significant employees could negatively impact our business. We must also attract, integrate and retain skilled sales, research and development, marketing and management personnel. Competition for these types of employees is intense, particularly in our industry. Failure to hire and retain qualified personnel would harm our ability to grow the business.

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

We May Face Liability If Our Products Are Defective Or If We Make Errors Implementing Our Products That Could Negatively Impact Our Financial Position and Results of Operations.

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

Before the Merger with Retalix is Completed, Shareholders Cannot Expect to be Able to Liquidate Any or All of Their Investment.

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

We Are Controlled by Retalix, Who May Not Act in the Best Interests of Our Other Shareholders.

Retalix holds 99.8% of our outstanding Series A Preferred Stock and in excess of 95.8% of our outstanding Series B Preferred Stock. On most matters, the preferred stock votes on an as-converted -to -common -stock basis and the preferred stock and common stock vote together as a single class. Currently, the outstanding preferred stock held by institutional investors represents approximately 73% of our outstanding capital stock on an as-converted basis. As a result, Retalix holds a controlling interest in us and will be able to make decisions in its own interest which may not be in the best interests of other stockholders. In addition, representatives of Retalix hold three of the four filled seats on our board of directors, which gives Retalix additional influence over our operations.

We have entered into a merger agreement with Retalix and certain of its subsidiaries pursuant to which (other than for shares held by Retalix or stockholders who perfect their appraisal rights) each holder of common stock will receive $0.132 in cash per share; each holder of Series A Preferred Stock (on an as-converted-to-common-stock basis) will receive $0.8409 in cash per share; and each holder of Series B Preferred Stock (on an as-converted-to-common-stock basis) will receive $0.7573 in cash per share. We will incur costs and charges related to the proposed merger. In addition, though we believe the merger will close, we must fulfill certain closing conditions and the uncertainty during the time period until such closing may adversely impact our operations.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information.

On February 1, 2005, our Board of Directors approved severance arrangements with David Butler, our President and Chief Executive Officer, and Stephen DeSantis, our Executive Vice President and Chief Financial Officer. The terms of the severance agreements are set forth in Exhibits 10.2 and 10.3 attached hereto and incorporated by reference herein.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Fifth Amendment to Loan and Security Agreement dated March 2 9, 2005 between TCI Solutions, Inc. and Comerica Bank

10.2	Summary Description of Severance Arrangement with David R. Butler

10.3	Summary Description of Severance Arrangement with Stephen P. DeSantis

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCI SOLUTIONS, INC.

Dated: May 13, 2005	By:	/s/ David R. Butler
David R. Butler President and Chief Executive Officer

Dated: May 13, 2005	By:	/s/ Stephen P. DeSantis
Stephen P. DeSantis Executive Vice President and Chief Financial Officer