Form 10QSB
period 2005-06-30
TCI SOLUTIONS INC
filed 2005-08-19
CIK 1167257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Yes [ X ]                    No [ ]

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 12,825,459 as of August 18, 2005.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TCI Solutions, Inc.

CONDENSED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$833,966	$3,344,919
Accounts receivable, net of allowances of $267,860 at 6/30/05 and $127,798 at 12/31/04	3,133,104	3,355,635
Prepaid expenses and other current assets	116,085	212,217

Total current assets	4,083,155	6,912,771
Property and equipment, net	1,107,065	1,274,328
Goodwill and intangibles	33,932,108	529,031
Other assets	23,232	23,232

Total assets	$39,145,560	$8,739,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$509,571	$825,873
Related party payable	2,036,280	0
Accrued expenses	3,310,978	1,504,868
Line of credit	0	2,437,046
Current portion of captial lease obligations	23,307	24,270
Deferred revenue	2,562,570	2,131,372

Total current liabilities	8,442,706	6,923,429

Captial lease obligation, net of current portion	0	11,603

Commitments and contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock	17,850,740	17,850,740
Common stock	37,481,222	37,481,222
Paid in capital	35,467,134	0
Warrants to purchase common stock	178,129	178,129
Accumulated deficit	(60,274,371)	(53,705,761)

Stockholders’ equity	30,702,854	1,804,330

Total liabilities and stockholders’ equity	$39,145,560	$8,739,362

See accompanying notes to condensed financial statements

TCI Solutions, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	For the 90 Day Period From January 1 to March 31, 2005	For the 91 Day Period From April 1 to June 30, 2005	Six Months Ended June 30, 2004
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)

Revenues:
Software licenses	$953,872	$983,566	$1,788,273	$953,872	$2,209,422
Maintenance	1,365,824	1,256,296	1,331,007	1,365,824	2,512,592
Services	2,155,992	2,940,277	2,669,679	2,155,992	5,417,903
Other	18,706	287,620	16,730	18,706	371,963

Total revenues	4,494,394	5,467,759	5,805,689	4,494,394	10,511,880
Cost of revenues:
Software licenses	84,901	175,876	245,465	84,901	329,116
Maintenance	63,452	201,062	179,523	63,452	555,864
Services	1,508,317	1,676,687	1,701,740	1,508,317	3,520,795
Other	24,037	267,509	11,061	24,037	319,986

Total cost of revenues	1,680,707	2,321,134	2,137,789	1,680,707	4,725,761

Gross profit	2,813,687	3,146,625	3,667,900	2,813,687	5,786,119

Operating expenses:
Product development	808,548	817,880	771,732	808,548	1,831,160
Sales and marketing	1,343,425	1,740,739	1,726,672	1,343,425	3,671,191
General and administrative	2,029,916	1,376,076	2,377,821	2,029,916	2,722,525
Acquisition related costs	0	0	3,946,679	0	0

Total operating expenses	4,181,889	3,934,695	8,822,904	4,181,889	8,224,876

Loss from operations	(1,368,202)	(788,070)	(5,155,004)	(1,368,202)	(2,438,757)

Other expense, net	(11,546)	(19,636)	(33,858)	(11,546)	(38,245)

Loss before income taxes	(1,379,748)	(807,706)	(5,188,862)	(1,379,748)	(2,477,002)
Provision for income taxes	—	—	—	—	—

Net loss	($1,379,748)	($807,706)	($5,188,862)	($1,379,748)	($2,477,002)

Net loss per share – basic and diluted	($0.11)	($0.06)	($0.40)	($0.11)	($0.19)
Weighted average common shares outstanding – basic and diluted	12,825,459	12,822,146	12,825,459	12,825,459	12,821,655
See accompanying notes to condensed financial statements.

TCI Solutions, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 90 Day Period From January 1 to March 31, 2005	For the 91 Day Period From April 1 to June 30, 2005	For the Six Months Ended June 30, 2004
	(Predecessor)	(Successor)	(Predecessor)

Operating activities
Net loss	$(5,188,862)	$(1,379,748)	$(2,477,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	153,407	465,575	324,439
Provision for doubtful accounts	706,667	90,000	99,000
Changes in operating assets and liabilities:
Accounts receivable	(1,996,723)	2,248,789	(272,358)
Prepaid expenses and other current assets	14,144	81,988	24,326
Accounts payable	347,240	(663,539)	195,529
Related party payable	0	1,210,078	0
Accrued expenses	4,324,711	(773,605)	(103,520)
Deferred revenue	1,605,631	(1,174,433)	1,414,080

Net cash provided by (used in) operating activities	(33,785)	105,105	(795,506)
Investing activities
Purchases of property and equipment	(132,392)	(269)	(154,769)
Financing activities
Proceeds from line of credit	0	0	130,918
Repayments on line of credit	(212,144)	(2,224,902)	(35,820)
Principal payments on capital lease obligations	(6,317)	(6,249)	(11,473)
Proceeds from issuance of common stock	0	0	722

Net cash provided by (used in) financing activities	(218,461)	(2,231,151)	84,347

Net decrease in cash and cash equivalents	(384,638)	(2,126,315)	(865,928)
Cash and cash equivalents at beginning of period	3,344,919	2,960,281	3,679,331

Cash and cash equivalents at end of period	$2,960,281	$833,966	$2,813,403

See accompanying notes to condensed financial statements.

TCI Solutions, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Accounting Policies

The accompanying unaudited condensed financial statements included herein have been prepared by us in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information for reporting on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-KSB for the year ended December 31, 2004.

In our opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows.

The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

On April 1, 2005, we entered into a Stock Purchase Agreement with Retalix Ltd., an Israeli corporation, Retalix Holdings Inc. and certain holders of our outstanding Series A Preferred Stock and Series B Preferred Stock (the "Selling Stockholders"), pursuant to which Retalix Holdings Inc. purchased substantially all of our outstanding Series A Preferred Stock and Series B Preferred Stock (the "Acquisition") for an aggregate purchase price of $30.3 million, consisting of 715,730 ordinary shares of Retalix Ltd. valued at $16.8 million and $13 million in cash which was paid to the Selling Stockholders pro rata. As part of the transaction, we paid a bonus to certain employees and directors for the cancellation of their vested stock options under our 1993 and 2001 Option Plans and for stock options that had been tendered under our stock option exchange offer initiated in November 2004, of an aggregate of $1.7 million in cash. The Acquisition resulted in Retalix Holdings Inc. beneficially owning in excess of 73% of our outstanding voting stock (calculated on an as-converted-to-common-stock basis), and specifically, 99.8% of the outstanding Series A Preferred Stock and 95.8% of the outstanding Series B Preferred Stock.

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

On April 1, 2005, Retalix acquired approximately 73% of TCI common stock for cash of $13 million and 715,730 (fair value of $16.8 million) ordinary shares of Retalix Ltd. The following table summarizes the estimated fair value of the net assets acquired:

Working captial	$(5,161,000)
Fixed assets	1,253,000
Identified intangible assets	9,596,000
Goodwill	24,655,000
Other assets	24,000
Debt assumed	(24,000)
Consideration paid	$30,343,000

As a result of the change in control, generally accepted accounting principles (“GAAP”) requires the acquisition by Retalix Holdings Inc. to be accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards No. 141, (“SFAS”) Business Combinations. GAAP requires the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity (i.e. TCI Solutions, Inc.) reflect the new basis of accounting in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 54. Accordingly, the financial statements as of June 30, 2005 and for the first 91 day period then ended reflect Retalix Holdings Inc.’s stepped up basis resulting from the acquisition that has been pushed down to us. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon the respective estimated fair value at April 1, 2005 (date of acquisition). Carryover basis accounting applies for tax purposes. All financial information presented prior to April 1, 2005 represents predecessor basis of accounting.

Goodwill and Intangibles:

Goodwill	$ 24,655
Identified intangibles assets	$ 9,596
Amortization	$ (319)

Goodwill and Intangibles	$ 33,932

	Original	Estimated
Intangible asset:	Amount	Life

Software Technology	$ 2,810	4
Customer base	$ 6,506	15
Other identified intangible assets	$ 280	2

$ 9,596

Estimated amortization is as follows:

2005	$ 957
2006	$ 1,276
2007	$ 1,171
2008	$ 1,136
2009	$ 609
Thereafter	$ 4,447

The purchase price allocation resulted in $24.7 million of goodwill. None of the goodwill is deductible for income tax purposes. Furthermore, in accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed annually at the end of our fourth quarter. Losses, if any, resulting from impairment test will be reflected in operating income in the statement of operations.

On April 1, 2005, the majority of our stock was acquired by Retalix Holdings Inc. In conjunction with this transaction, certain one-time termination costs were incurred or became determinable. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) has been applied to this transaction. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than the effective date of the exit plan. Restructuring charges are not directly identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating loss from the business segments. The following table presents the one-time termination costs incurred relating to this transaction:

Stock option termination costs	$1,697,794
Facility & lease termination costs	586,645
Professional fees	542,167
Employee severance and benefit termination costs	1,120,073
Total transaction related costs	$3,946,679

Reclassifications—Certain amounts previously reported have been reclassified to conform with the presentation for the three and six months ended June 30, 2005.

Revenue Recognition

We license software products under non-cancelable perpetual license agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended and interpreted by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and SAB No. 104, Revenue Recognition in Financial Statements, which provides further interpretive guidance for public reporting companies on the recognition, presentation and disclosure of revenue in financial statements.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. There were no common equivalent shares for the three and six months ended June 30, 2005. Common equivalent shares of 55,080 for the three and six months ended June 30, 2004 have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

Stock-Based Compensation

We account for employee stock-based compensation using the fair value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including expected life, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option-pricing model (fair value method) with the following weighted-average assumptions: expected life of six years; stock volatility, 1%; risk-free interest rates, 4.0% for the three and six months ended June 30, 2005 and 2004, respectively; and no dividends during the expected term. Our calculations are based on an option valuation approach, and forfeitures are recognized as they occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts. We had no outstanding stock option awards as of June 30, 2005.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123 (“FAS 123R”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The accounting provisions of FAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins on or after December 15, 2005. We will adopt the provisions of FAS 123R effective on the first quarter of 2006 using a modified prospective application. Under the modified prospective application, FAS 123R, will apply to new awards, unvested awards that are outstanding on the effective date and any awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 (Note 2 Stock-Based Compensation). We believe adoption of FAS 123R will not have a material impact on our financial statements as there are no stock options outstanding as of June 30, 2005.

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

Operating segment data for the three and six months ended June 30, 2005 and 2004 is as follows:

Software
	Licenses	Maintenance	Services	Other	Total
Three months-ended June 30, 2005:
Revenues	$ 953,872	$ 1,365,824	$ 2,155,992	$ 18,706	$ 4,494,394
Cost of revenues	84,901	63,452	1,508,317	24,037	$ 1,680,707

Gross profit	$ 868,971	$ 1,302,372	$ 647,675	$ (5,331)	$ 2,813,687

Three months-ended June 30, 2004:
Revenues	$ 983,566	$ 1,256,296	$ 2,940,277	$ 287,620	$ 5,467,759
Cost of revenues	175,876	201,062	1,676,687	267,509	2,321,134

Gross profit	$ 807,690	$ 1,055,234	$ 1,263,590	$ 20,111	$ 3,146,625

Six months-ended June 30, 2005:
Revenues	$ 2,742,146	$ 2,696,830	$ 4,825,671	$ 35,436	$ 10,300,083
Cost of revenues	330,365	242,975	3,210,057	35,097	$ 3,818,494

Gross profit	$ 2,411,781	$ 2,453,855	$ 1,615,614	$ 339	$ 6,481,589

Six months-ended June 30, 2004:
Revenues	$ 2,209,422	$ 2,512,592	$ 5,417,903	$ 371,963	$ 10,511,880
Cost of revenues	329,116	555,864	3,520,795	319,986	4,725,761

Gross profit	$ 1,880,306	$ 1,956,728	$ 1,897,108	$ 51,977	$ 5,786,119

One customer accounted for 22.0% of revenues for the three months ended June 30, 2005 and two customers accounted for 26.9% and 11.9% of revenues for the three months ended June 30, 2004. One customer accounted for 16.2% of revenues for the six months ended June 30, 2005 and two customers accounted for 24.7% and 15.0% of revenues for the six months ended June 30, 2004. Approximately 51% of accounts receivable was due from three customers as of June 30, 2005. All of our customers are in the retail industry.

3. Credit Facility

On February 27, 2004, we entered into a $3,500,000 credit facility with a financial institution composed of a $500,000 equipment line of credit and a $3,000,000 accounts receivable revolving line of credit. Each advance under the equipment line of credit shall accrue interest at 0.75% above the prime rate is payable monthly. Beginning November 27, 2004, outstanding borrowings under the equipment line of credit shall be payable in 30 equal monthly installments, plus interest at 0.75% above the prime rate (6.0% at June 30, 2005) through the maturity date. The equipment line of credit matures in June 2007. The accounts receivable revolving line of credit bears interest at 0.50% above the prime rate (5.75% at June 30, 2005).

On November 18, 2004, we amended the above facility. The amended credit facility is comprised of a $3,000,000 accounts receivable revolving line of credit and a $1,000,000 maintenance receivable revolving line of credit. The maintenance revolving line of credit is not to exceed (i) $1.5 million from November 18, 2004 through February 28, 2005, (ii) $1 million from March 1, 2005 through March 31, 2005 and (iii) $500,000 from April 1, 2005 through May 31, 2005. The amended facility does not extend an equipment line of credit. The revolving line of credit bears interest at 0.50% above the prime rate (5.75% at June 30, 2005) and matures in May 2005. Borrowings are collateralized by substantially all of our assets, including our intellectual property.

Retalix Ltd., who indirectly purchased substantially all of our outstanding Series A Preferred Stock and Series B Preferred Stock on April 1, 2005, paid down the entire accounts receivable revolving line of credit out of working capital on April 28, 2005. Additionally, Retalix paid down the entire equipment line of credit out of working capital on June 7, 2005. Upon full payment of the lines of credit, these agreements were cancelled.

In connection with our credit facility, we granted warrants to purchase 115,000 shares of common stock at an exercise price of $0.25 per share to the financial institution. As the warrants were substantially out of the money, the fair value of the warrants, which was estimated using the Black-Scholes model, was nominal.

4. Commitments and Contingencies

We are involved in a dispute related to alleged preference payments to TCI from a customer who subsequently declared bankruptcy.  We have provided a written response to the claimant regarding our defenses to the claims made.  In addition, a former significant customer filed bankruptcy in February 2005. It is not possible to estimate the outcome of these issues; however, we believe that the possible minimum liability could reasonably be $617,000.  As such, we have recorded a $617,000 accrual in the financial statements as of June 30, 2005.

Additionally, we lease certain facilities and equipment under agreements that expire at various times through 2008, which are accounted for as operating leases. Total rental expense for noncancelable operating leases was approximately $140,100 and $197,900 and $831,700 and $403,800 for the three and six month periods ended June 30, 2005 and 2004, respectively. For those noncancelable leases with scheduled rental increases, rent expense is recorded on a straight-line basis over the lease term. Included in accrued liabilities is $28,377 of deferred rent at June 30, 2005.

We leased equipment with a net book value of $45,988, net of related accumulated depreciation and amortization of $688,972 at June 30, 2005, under capital lease agreements.

At June 30, 2005, future minimum lease payments under non-cancelable operating leases consist of the following:

Year ending December 31:
2005 (July 1 through December 31)	$350,607
2006	662,539
2007	656,793
2008	48,930
Future minimum lease payments	$1,718,869

Guarantees and Indemnifications - During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated, and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations and thus no liabilities have been recorded for these obligations on our balance sheet at June 30, 2005.

Litigation - In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our operations, cash flows and financial position.

5. Related Party Payables

As of June 30, 2005, we have approximately $2.0 million in payables to Retalix Holdings and $55,000 to Retalix Ltd. Subsequent to the acquisition by Retalix Holdings Inc., we received advances of $1.7 million to payoff the lines of credit from Retalix Holdings Inc. In addition, our June 2005 payroll of approximately $1.1 million was processed and funded by Retalix Holdings and is recorded as a related party payable. We also incurred a $55,000 management fee with Retalix Ltd. for management services performed subsequent to the acquisition. These balance are off set by approximately $826,000 of trade receivables transferred to Retalix Ltd. at face value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with our overall strategy to give readers an overview of the goals of our business and the direction in which our business and products are moving. The strategy section is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in this quarterly report for the period ended June 30, 2005, and an Overview of Significant Trends and Developments in Our Business. We then provide an analysis of the financial results for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. We conclude this MD&A with our Business Outlook section wherein we discuss the outlook for the remainder of 2005.

Forward Looking Statements

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-QSB, including "Item 1: Financial Statements". The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by uncertainties and risk factors described throughout this filing and particularly in the "Business Outlook" section. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we can not assure you that such expectations will occur. Our actual results may differ materially, and you should not unduly rely on these forward-looking statements, which speak only as of the date of this report. These forward-looking statements do not reflect the potential impact of any business activities not completed as of August 18, 2005. For example, if our merger with a subsidiary of Retalix Ltd. is completed, our outlook, expected results, future strategy and other forward looking information will change substantially.

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

Mainstream & Enterprise Marketplace- For this marketplace, we focus on delivering a high quality, strategic pricing and inventory management solutions that deliver rich and flexible functionality. This marketplace also has the following attributes:

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

We have identified the following policies as critical to the understanding of our financial statements and results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout our Management’s Discussion and Analysis where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to our condensed Financial Statements which are included elsewhere herein. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Income Taxes – We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we operate at a profit in the future and generate sufficient future taxable income, we could be required to reverse the current valuation allowance against the deferred tax assets which would result in a reduction in goodwill.

Overview of Significant Trends and Developments in Our Business

The Majority of Our Stock has been Acquired. On April 1, 2005, we entered into a Stock Purchase Agreement with Retalix Ltd., an Israeli corporation (“Retalix”), Retalix Holdings Inc., and certain holders of our outstanding Series A Preferred Stock and Series B Preferred Stock ("Selling Stockholders"), pursuant to which Retalix purchased substantially all of the our outstanding Series A Preferred Stock and Series B Preferred Stock (the "Acquisition") for an aggregate purchase price of $30,035,148, consisting of 715,730 ordinary shares of Retalix valued at $17,177,520 and $12,857,648 in cash which was paid to the Selling Stockholders pro rata. We paid to employees and directors who held vested stock options under our stock option plans and who had tendered options under our option exchange offer which closed in 2004, an aggregate of $1,744,999 in cash. The Acquisition resulted in Retalix beneficially owning in excess of 73% of our outstanding voting stock (calculated on an as-converted -to -common -stock basis), and specifically, 99.8% of the outstanding Series A Preferred Stock and 95.8% of the outstanding Series B Preferred Stock. Also on April 1, 2005, we entered into an agreement and plan of merger with Retalix, Retalix Holdings Inc. and certain subsidiaries of Retalix Holdings Inc. under which we would be merged with and into a subsidiary of Retalix Holdings Inc. and all outstanding common stock and preferred stock of TCI (other than shares held by Retalix Holdings Inc. and shares as to which appraisal rights have been properly perfected under Delaware law) would be exchanged for cash (the “Merger”). Following the Merger, we would cease to exist and all of our assets and liabilities would be held by a subsidiary of Retalix Holdings Inc.

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

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004.

Revenues consist of software license revenues, maintenance, services and other revenues, which represents 21.2%, 30.4%, 48.0% and 0.4%, respectively, of total revenues for the three months ended June 30, 2005 compared to 18.0%, 23.0%, 53.7% and 5.3%, respectively, for the three months ended June 30, 2004. Additionally, revenues from these sources represented 26.6%, 26.2%, 46.9% and .3%, respectively, of total revenues for the six months ended June 30, 2005 compared to 21.0%, 23.9%, 51.5% and 3.6%, respectively, for the six months ended June 30, 2004. Total revenues for the three months ended June 30, 2005 were $4.5 million, a decrease of $973,000 , or 17.8%, from the $5.4 million reported for the three months ended June 30, 2004. Additionally, total revenues for the six months ended June 30, 2005 were $10.3 million, a decrease of $212,000 or 2.0% from the $10.5 million reported for the six months ended June 30, 2004.

Revenues

Software Licenses. Software license revenue for the three months ended June 30, 2005 decreased $29,700 or 3.0% to $954,000 from $984,000 for the three months ended June 30, 2004. Software license revenue for the six months ended June 30, 2005 increased $533,000 or 24.1% to $2.7 million from $2.2 million for the six months ended June 30, 2004. The decrease resulted primarily from delayed purchasing decisions due to customers’ uncertainty regarding the long-term direction of the TCI-Retalix product offering. Software license revenue represented 21.2% of total revenue for the three months ended June 30, 2005 compared to 17.9% for the three months ended June 30, 2004. Our pipeline for software licenses is strong and the buying cycles of customers appear to have stabilized and thus, we are optimistic that we will see software license growth throughout the year.

Maintenance. Maintenance revenue for the three months ended June 30, 2005 increased $109,500 or 8.7% to $1.4 million from $1.3 million for the three months ended June 30, 2004. Maintenance revenue for the six months ended June 30, 2005 increased $184,000 or 7.3% to $2.7 million from $2.5 million for the six months ended June 30, 2004. The increase in maintenance revenue primarily results from $7.7 million in new software licenses sold for the eighteen-month period ended June 30, 2005, resulting in an increase in the number of customers under maintenance contracts. Maintenance revenue represented 30.4% of total revenue for the three months ended June 30, 2005 compared to 22.9% for the three months ended June 30, 2004.

Services. Services revenue for the three months ended June 30, 2005 decreased $784,000 or 26.7% to $2.2 million from $2.9 million for the three months ended June 30, 2004. Services revenue for the six months ended June 30, 2005 decreased $592,000 or 10.9% to $4.8 million from $5.4 million for the six months ended June 30, 2004. The decrease in services revenue is directly attributed to the bankruptcy of our largest services customer that accounted for nearly $3 million of 2004 annual services revenue. We anticipate stable demand in services revenue for the year due to the acquisition of TCI by Retalix and the operational efforts required to consolidate operations. Services revenue represented 47.9% of total revenue for the three months ended June 30, 2005 compared to 53.7% for the three months ended June 30, 2004.

Other. Other revenue for the three months ended June 30, 2005 decreased $269,000 or 93.5% to $19,000 from $288,000 for the three months ended June 30, 2004. Other revenue for the six months ended June 30, 2005 decreased $337,000 or 90.0% to $35,000 from $372,000 for the six months ended June 30, 2004. The decrease in other revenue results from delivering less hardware, a trend we anticipate will continue into the foreseeable future. Other revenue represented 0.4% of total revenue for the three months ended June 30, 2005 compared to 5.3% for the three months ended June 30, 2004.

Gross Profit

Gross profit dollars for the three months ended June 30, 2005 decreased $333,000 or 10.6% to $2.8 million from $3.1 million for the three months ended June 30, 2004. Gross profit dollars for the six months ended June 30, 2005 increased $695,000 or 12.0% to $6.5 million from $5.8 million for the six months ended June 30, 2004. The decrease in gross profit dollars is primarily from the decreases in software sales, maintenance and services revenues for the three months ended June 30, 2005. Gross profit percent for the three months ended June 30, 2005 increased 5.1% to 62.6% from 57.6% for the three months ended June 30, 2004. Gross profit percent for the six months ended June 30, 2005 increased 7.9% to 62.9% from 55.0% for the six months ended June 30, 2004. The increase in gross profit percentage for the three months ended June 30, 2005 versus 2004 is primarily due to increases in gross margin earned in software, maintenance and services revenues.

Software License Margins. Software license margins for the three months ended June 30, 2005 increased $61,000 or 7.6% to $869,000 from $808,000 for the three months ended June 30, 2004. Software license margins for the six months ended June 30, 2005 increased $531,000 or 28.3% to $2.4 million from $1.9 million for the six months ended June 30, 2004. The increase in software license margins for the three and six months ended June 30, 2005 is primarily due to lower sales of third party software products, which have a higher cost of sale. Software license margins as a percentage of software license revenue were 91.1% and 87.9% for the three and six months ended June30, 2005, compared to 82.1% and 85.1% for the three and six months ended June 30, 2004.

Maintenance Margins. Maintenance revenue margins for the three months ended June 30 2005 increased $247,000 or 23.4% to $1.3 million from $1.1 million for the three months ended June 30, 2004. Maintenance revenue margins for the six months ended June 30, 2005 increased $497,000 or 25.4% to $2.4 million from $1.9 million for the six months ended June 30, 2004. Maintenance revenue margins as a percentage of maintenance revenue were 95.4% and 91.0% for the three and six months ended June 30, 2005, compared to 84.0% and 77.9% for the three and six months ended June 30, 2004. The increase in maintenance revenue margins as a percentage of maintenance revenue for the three and six months ended June 30, 2005 is due to an increase in maintenance revenue and cost savings that resulted from the closure of a regional office used for customer support that will now be housed within our Tucson facility.

Services Margins. Services revenue margins for the three months ended June 30, 2005 decreased $616,000 or 48.7% to $648,000 from $1.3 million for the three months ended June 30, 2004. Services revenue margins for the six months ended June 30, 2005 decreased $281,000 or 14.8% to $1.6 million from $1.9 million for the six months ended June 30, 2004. The decrease in services revenue margins for the three and six months ended June 30, 2005 is primarily due to bankruptcy of our largest services customer. Services revenue margins as a percentage of services revenue were 30.0% and 33.5% for the three and six months ended June 30, 2005, compared to 42.9% and 35.0% for the three and six months ended June 30, 2004. The decrease in services revenue margins as a percentage of services revenues is due to decreased utilization within our professional services staff and stable total headcount.

Other Margins. Other revenue margins for the three months ended June 30, 2005 decreased $25,000 or 126.5% to a loss of $5,000 from $20,000 for the three months ended June 30, 2004. Other revenue margins for the six months ended June 30, 2005 decreased $52,000 or 99.4% to $300 from $52,300 for the six months ended June 30, 2004. Other revenue margins as a percentage of other revenue were 28.5% and 1.0% for the three and six months ended June 30, 2005, compared to 7.0% and 14.0% for the three and six months ended June 30, 2004. The decrease in other revenue margins as a percentage of other revenue for the three and six months ended June 30, 2005 was primarily related to variances in third party vendor pricing over the same period in 2004. This decrease in other revenue related to lower hardware sales within our packaged marketplace.

Operating Expenses

Operating expenses for the three months ended June 30, 2005 increased $247,000 or 6.3% to $4.2 million from $3.9 million for the three months ended June 30, 2004. Operating expenses for the six months ended June 30, 2005 increased $4.8 million or 58.1% to $13.0 million from $8.2 million for the six months ended June 30, 2004. Operating expenses represented 93.1% and 126.3% of total revenues for the three and six months ended June 30, 2005 compared to 72.0% and 78.2% for the three and six months ended June 30, 2004. The increase in operating expenses is primarily attributable to acquisition related costs associated with the Retalix purchase on April 1, 2005 and legal fees incurred in connection with the acquisition.

Product Development. Product development expenses for the three months ended June 30, 2005 decreased $9,000 or 1.1% to $808,000 from $818,000 for the three months ended June 30, 2004. Product development expenses for the six months ended June 30, 2005 decreased $251,000 or 13.7% to $1.6 million from $1.8 million for the six months ended June 30, 2004. The decrease in product development expense primarily results from decreased headcount and efforts to increase development efficiencies through process improvement and through the reduction of expenses associated with lower development resources needed to support our heritage product, IMS. Product development expenses represented 18.0% and 15.3% of total revenue for the three and six months ended June 30, 2005 compared to 15.0% and 17.4% for the six months ended June 30, 2004.

Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2005 decreased $397,000 or 22.8% to $1.3 million from $1.7 million for the three months ended June 30, 2004. Sales and marketing expenses for the six months ended June 30, 2005 decreased $601,000 or 16.4% to $3.1 million from $3.7 million for the six months ended June 30, 2004. The decrease in sales and marketing expenses during the three and six months ended June 30, 2005 is primarily due to decreased headcount, decreases in marketing activities and focused cost control efforts. Sales and marketing expenses represented 29.9% and 29.8% of total revenue for the three and six months ended June 30, 2005 compared to 31.8% and 34.9% for the three and six months ended June 30, 2004.

General and Administrative. General and administrative expenses for the three months ended June 30, 2005 increased $654,000 or 47.5% to $2.0 million from $1.4 million for the three months ended June 30, 2004. General and administrative expenses for the six months ended June 30, 2005 increased $5.6 million or 206.9% to $8.4 million from $2.7 million for the six months ended June 30, 2004. The increase in general and administrative expenses during the three and six months ended June 30, 2005 is due to acquisition related transition costs and legal fees. General and administrative expenses represented 45.2% and 81.1% of total revenue for the three and six months ended June 30, 2005 compared to 25.2% and 25.9% for the six months ended June 30, 2004.

Acquisition Related Costs. Acquisition related costs for the six months ended June 30, 2005 resulted from our acquisition by Retalix on April 1, 2005. In conjunction with this transaction, certain one-time termination costs were incurred or became determinable. Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) has been applied to this transaction. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. Restructuring charges are not directly identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating loss from the business segments. The following table presents the one-time termination costs incurred relating to this transaction:

Stock option termination costs	$1,697,794
Facility & lease termination costs	586,645
Professional fees	542,167
Employee severance and benefit termination costs	1,120,073
Total transaction related costs	$3,946,679

Liquidity and Capital Resources

Historically, we have financed our operations primarily through private sales of equity securities. We expect to finance future operations through existing cash, working capital and funding from our majority stockholder, Retalix. We had working capital of ($4.4 million) at June 30, 2005 compared with ($11,000) at December 31, 2004. The decrease in working capital is primarily due to accrued transaction related expenses of $4.0 million, a $431,000 increase in deferred revenue and a $140,000 increase in allowance for bad debts. Cash and cash equivalents at June 30, 2005 were $834,000, a decrease of $2.5 million from the $3.3 million reported at December 31, 2004. Cash balances decreased in the six months ended June 30, 2005 primarily as a result of a net loss, an increase in transaction related accrued expenses and the increase in deferred revenue attributed to our annual maintenance billing recorded in the six months ended June 30, 2005. In June 30, 2005, we had approximately $2.0 million in payables to Retalix Holdings Inc. related to the payoff of our lines of credit and payroll expenses they funded, and $55,000 to Retalix Ltd. Related to management fees.

Operating activities provided cash of $71,000 in the six months ended June 30, 2005. Cash used by operating activities in the six months ended June 30, 2005 results primarily from a net loss of $6.6 million offset by an increase of $3.5 million in accrued expenses related to our acquisition by Retalix, an increase in deferred revenue of $0.4 million relating to our annual maintenance billing and a $140,000 increase in allowance for bad debts. We had net receivables of $3.1 million at June 30, 2005 compared to $3.4 million at December 31, 2004.

Investing activities used cash of $132,000 in the six months ended June 30, 2005. Cash used by investing activities in the six months ended June 30, 2005 results from the purchase of software and computer equipment. We expect capital expenditures to be approximately $200,000 for the remainder of 2005, which we expect to be paid by Retalix Holdings Inc. using existing cash and working capital.

Financing activities used cash of $2.4 million during the six months ended June 30, 2005. Cash used by financing activities for the six month period ending June 30, 2005 results from the repayment of our lines of credit and capital lease obligations.

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

Our financial results are substantially dependent upon sales of TCI Retail software. Revenue is partly a function of the mix of software, services, maintenance and other third party hardware and software sales. Our margins are highest for software and maintenance and significantly lower for our services and other revenue categories. Our margins are also affected by the product mix within the various markets we serve. Margins are higher in the Mainstream & Enterprise market than in the Small to Medium Retail marketplace due to the fact that the overall sale in the Mainstream & Enterprice market is weighted towards our higher margin offerings of software and maintenance. Our gross margin as a result, varies with revenue levels from the various markets and the revenue mix.

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

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The accounting provisions of FAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins on or after December 15, 2005. We will adopt the provisions of FAS 123R effective on the first quarter of 2006 using a modified prospective application. Under the modified prospective application, FAS 123R, will apply to new awards, unvested awards that are outstanding on the effective date and any awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 (Note 2 Stock-Based Compensation). We believe adoption of FAS 123R will not have a material impact on our financial statements as there are no stock options outstanding as of June 30, 2005..

Certain Risks That May Affect Future Results

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.

Investors evaluating our business should carefully consider the factors described below and all other information contained in this Form 10-QSB. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. This section should be read in conjunction with the unaudited financial statements and notes thereto for the periods ended June 30, 2005 and 2004 contained elsewhere in this Form 10-QSB and our audited financial statements and notes thereto contained in our Form 10-KSB for the year ended December 31, 2004.

The Acquisition of TCI by Retalix Could Cause Decreases in Demand for Our Software and Related Services and Thereby Negatively Impact our Financial Condition.

Our revenue and profitability depend on the overall demand for our software and related services. Customer purchases and/or maintenance renewals could decrease as a result of uncertainty on the part of customers about the impact of the acquisition. If demand for our software and related services decreases, our revenues would decrease and our operating results would be adversely affected.

Our Quarterly Operating Results May Fluctuate Significantly and Economic Conditions Could Impair Our Ability to Execute Our Business Plan and Thereby Negatively Impact Our Financial Condition.

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

A Loss of Important Customers May Result in a Loss of Revenues.

One customer accounted for 22.0% of revenues for the three months ended June 30, 2005 and two customers accounted for 26.9% and 11.9% of revenues for the three months ended June 30, 2004. One customer accounted for 16.2% of revenues for the six months ended June 30, 2005 and two customers accounted for 24.7% and 15.0% of revenues for the six months ended June 30, 2004. No other single customer accounted for more than 10% of 2004 or 2005 total revenues to date. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.

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

We May Not be able to Generate Positive Cash Flows or Profits Sufficient to Sustain Our Operations.

We have experienced net losses and negative cash flows from operating activities for the last five fiscal years. Although our long-term business strategy is intended to turn such net losses into net profits and net losses and negative cash flows are expected to turn around within three months, in the long-term, if we are unable to generate positive cash flows and net income, we may be required to change our business plan and/or seek additional financing. If unsuccessful in either case, we or Retalix may be required to sell our assets, discontinue operations or dissolve.

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

Before the Merger with Retalix is Completed, Stockholders Cannot Expect to be Able to Liquidate Any or All of Their Investment.

No public market exists for our common stock. Common stockholders must be prepared to hold their investment indefinitely and cannot expect to be able to liquidate any or all of their investment even in case of an emergency. All of our outstanding shares of common stock are subject to rights of first refusal in our favor, pursuant to our bylaws. The right of first refusal is triggered in the event a stockholder desires to sell or otherwise transfer any shares of our stock to a third party upon which we will have 30 days from receipt of the notice of the proposed transaction to purchase all of the shares proposed to be sold at the price and upon the terms proposed to be sold. Certain exceptions exist to this right of first refusal including the transfer of shares to members of a stockholder’s immediate family or to a trustee for the account of a stockholder or such stockholder’s immediate family.

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

We Are Controlled by Retalix, Who May Not Act in the Best Interests of Our Other Stockholders.

Retalix holds 99.8% of our outstanding Series A Preferred Stock and in excess of 95.8% of our outstanding Series B Preferred Stock. On most matters, the preferred stock votes on an as-converted to common stock basis and the preferred stock and common stock vote together as a single class. Currently, the outstanding preferred stock held by Retalix represents approximately 73% of our outstanding capital stock on an as-converted basis. As a result, Retalix holds a controlling interest in us and will be able to make decisions in its own interest which may not be in the best interests of other stockholders. In addition, representatives of Retalix hold three of the four filled seats on our board of directors, which gives Retalix additional influence over our operations.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our acting Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our acting CEO and our CFO concluded that our disclosure controls and procedures are effective~~.~~

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Section 302 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCI SOLUTIONS, INC.

Dated: August 17, 2005	By:	/s/ Victor Hamilton
Victor Hamilton Acting Chief Executive Officer

Dated: August 17, 2005	By:	/s/ Stephen P. DeSantis
Stephen P. DeSantis Executive Vice President and Chief Financial Officer