Form 10QSB
period 2005-09-30
TCI SOLUTIONS INC
filed 2005-11-18
CIK 1167257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ] No [ X ]

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 12,825,459 as of November 18, 2005.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TCI Solutions, Inc.

CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$730,359	$3,344,919
Accounts receivable, net of allowances of $954,830 at 9/30/05 and $127,798 at 12/31/04	2,444,783	3,355,635
Prepaid expenses and other current assets	84,419	212,217

Total current assets	3,259,561	6,912,771
Property and equipment, net	1,001,611	1,274,328
Goodwill and intangibles	34,955,758	529,031
Other assets	23,232	23,232

Total assets	$39,240,162	$8,739,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$365,114	$825,873
Related party payable	4,094,386	0
Accrued expenses	2,835,589	1,504,868
Line of credit	0	2,437,046
Current portion of captial lease obligations	16,906	24,270
Deferred revenue	1,638,151	2,131,372

Total current liabilities	8,950,146	6,923,429

Captial lease obligation, net of current portion	0	11,603

Commitments and contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock	17,850,740	17,850,740
Common stock	37,481,222	37,481,222
Paid in capital	35,967,134	0
Warrants to purchase common stock	178,129	178,129
Accumulated deficit	(61,187,209)	(53,705,761)

Stockholders’ equity	30,290,016	1,804,330

Total liabilities and stockholders’ equity	$39,240,162	$8,739,362

See accompanying notes to condensed financial statements

TCI Solutions, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	For the 90 Day Period From January 1 to March 31, 2005	For the 183 Day Period From April 1 to September 30, 2005	Nine Months Ended September 30, 2004
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)

Revenues:
Software licenses	$625,857	$1,919,732	$1,788,273	$1,576,218	$4,129,154
Maintenance	1,433,409	1,255,231	1,331,007	2,799,232	3,767,823
Services	1,782,447	2,585,838	2,669,679	3,937,132	8,003,741
Other	12,248	152,210	16,730	35,740	524,172

Total revenues	3,853,961	5,913,011	5,805,689	8,348,322	16,424,890
Cost of revenues:
Software licenses	96,599	77,644	245,465	181,499	412,330
Maintenance	80,655	162,260	179,523	144,107	718,125
Services	1,410,142	1,727,264	1,701,740	2,918,687	5,392,921
Other	4,965	173,136	11,061	29,002	487,553

Total cost of revenues	1,592,361	2,140,304	2,137,789	3,273,295	7,010,929

Gross profit	2,261,600	3,772,707	3,667,900	5,075,027	9,413,961

Operating expenses:
Product development	740,662	743,595	771,732	1,550,470	2,574,755
Sales and marketing	984,225	1,740,463	1,726,672	2,327,632	5,266,791
General and administrative	1,448,375	1,153,136	2,377,821	3,478,268	3,875,661
Acquisition related costs	0	0	3,946,679		0

Total operating expenses	3,173,262	3,637,194	8,822,904	7,356,370	11,717,207

Loss from operations	(911,662)	135,513	(5,155,004)	(2,281,343)	(2,303,246)

Other expense, net	(950)	(19,070)	(33,858)	(11,243)	(57,315)

Loss before income taxes	(912,612)	116,443	(5,188,862)	(2,292,586)	(2,360,561)
Provision for income taxes	—	—	—	—	—

Net Income (loss)	($912,612)	$116,443	($5,188,862)	($2,292,586)	($2,360,561)

Net Income (loss) per share
-basic	($0.08)	$0.01	($0.41)	($0.18)	($0.18)
-diluted	($0.08)	$0.00	($0.41)	($0.18)	($0.18)
Weighted average common shares outstanding
-basic	12,825,459	12,823,777	12,825,459	12,825,459	12,821,531
-diluted	12,825,459	45,385,327	12,825,459	12,825,459	12,821,531

TCI Solutions, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 90 Day Period From January 1 to March 31, 2005	For the 183 Day Period From April 1 to September 30, 2005	For the Nine Months Ended September 30, 2004
	(Predecessor)	(Successor)	(Predecessor)

Operating activities
Net loss	$(5,188,862)	$(2,292,586)	$(2,360,561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	153,407	926,689	479,861
Provision for doubtful accounts	706,667	180,335	(50,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,996,723)	1,224,635	(685,682)
Prepaid expenses and other current assets	14,144	113,655	4,981
Accounts payable	347,240	(807,998)	(175,058)
Related party payable	0	4,094,386	0
Accrued expenses	4,324,711	(1,295,762)	(3,873)
Deferred revenue	1,605,631	(2,098,852)	1,122,327

Net cash provided by (used in) operating activities	(33,785)	44,502	(1,668,005)
Investing activities
Purchases of property and equipment	(132,392)	(36,872)	(164,866)
Financing activities
Proceeds from line of credit	0	0	0
Repayments on line of credit	(212,144)	(2,224,902)	(145,590)
Principal payments on capital lease obligations	(6,317)	(12,650)	(17,293)
Proceeds from issuance of common stock	0	0	1,930

Net cash provided by (used in) financing activities	(218,461)	(2,237,552)	(160,953)

Net decrease in cash and cash equivalents	(384,638)	(2,229,922)	(1,993,824)
Cash and cash equivalents at beginning of period	3,344,919	2,960,281	3,679,331

Cash and cash equivalents at end of period	$2,960,281	$730,359	$1,685,507

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

The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

On April 1, 2005, we entered into a Stock Purchase Agreement with Retalix Ltd., an Israeli corporation, Retalix Holdings Inc. and certain holders of our outstanding Series A Preferred Stock and Series B Preferred Stock (the "Selling Stockholders"), pursuant to which Retalix Holdings Inc. purchased substantially all of our outstanding Series A Preferred Stock and Series B Preferred Stock (the "Acquisition") for an aggregate purchase price of $30.3 million, consisting of 715,730 ordinary shares of Retalix Ltd. valued at $16.8 million and $13 million in cash which was paid to the Selling Stockholders pro rata plus direct acquisition costs. As part of the transaction, we paid a bonus to certain employees and directors for the cancellation of their vested stock options under our 1993 and 2001 Option Plans and for stock options that had been tendered under our stock option exchange offer initiated in November 2004, of an aggregate of $1.7 million in cash. The Acquisition resulted in Retalix Holdings Inc. beneficially owning in excess of 73% of our outstanding voting stock (calculated on an as-converted-to-common-stock basis), and specifically, 99.8% of the outstanding Series A Preferred Stock and 95.8% of the outstanding Series B Preferred Stock.

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

On April 1, 2005, Retalix acquired approximately 73% of TCI common stock for cash of $13 million and 715,730 (fair value of $16.8 million) ordinary shares of Retalix Ltd. plus direct acquisition costs. The following table summarizes the estimated fair value of the net assets acquired:

Working capital	$(4,258,000)
Fixed assets	1,253,000
Identified intangible assets	9,596,000
Goodwill	25,998,000
Other assets	24,000
Debt assumed	(24,000)

Consideration paid	$32,589,000

In the third quarter of 2005 we adjusted the fair value of the net assets that were acquired on April 1, 2005 by approximately $1.3 million. The adjustments relate to additional direct acquisition costs that are required to be pushed down to us and pre-acquisition contingencies that were not discovered until after the acquisition date. We are not aware of any additional pre-acquisition contingencies that would impact future operations, liquidity or financial condition.

As a result of the change in control, generally accepted accounting principles (“GAAP”) requires the acquisition by Retalix Holdings Inc. to be accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards No. 141, (“SFAS”) Business Combinations. GAAP requires the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity (i.e. TCI Solutions, Inc.) reflect the new basis of accounting in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 54. Accordingly, the financial statements as of September 30, 2005 and for the first 183 day period then ended reflect Retalix Holdings Inc.’s stepped up basis resulting from the acquisition that has been pushed down to us. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon the respective estimated fair value at April 1, 2005 (date of acquisition). Carryover basis accounting applies for tax purposes. All financial information presented prior to April 1, 2005 represents predecessor basis of accounting.

Estimated
Intangible asset (in thousand)	Amount	Life

Software Technology	$ 2,810	4
Customer base	$ 6,506	15
Other identified intangible assets	$ 280	2

$ 9,596

Estimated amortization is as follows:

2005	$ 957
2006	$ 1,276
2007	$ 1,171
2008	$ 1,136
2009	$ 609
Thereafter	$ 4,447

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

Reclassifications— certain amounts previously reported have been reclassified to conform with the presentation for the three and nine months ended September 30, 2005.

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

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. There were no common equivalent shares for the three and nine months ended September 30, 2005. For the three months ended September 30, 2004, common equivalent shares of 32,561,550 have been included in diluted weighted average common shares. For the nine months ended September 30, 2004, common equivalent shares of 32,589,841 have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

Stock-Based Compensation

We account for employee stock-based compensation using the fair value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including expected life, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option-pricing model (fair value method) with the following weighted-average assumptions: expected life of six years; stock volatility, 1%; risk-free interest rates, 4.0% for the three and nine months ended September 30, 2005 and 2004, respectively; and no dividends during the expected term. Our calculations are based on an option valuation approach, and forfeitures are recognized as they occur. We had no outstanding stock option awards as of September 30, 2005.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123 (“FAS 123R”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The accounting provisions of FAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins on or after December 15, 2005. We will adopt the provisions of FAS 123R effective on the first quarter of 2006 using a modified prospective application. Under the modified prospective application, FAS 123R, will apply to new awards, unvested awards that are outstanding on the effective date and any awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 . We believe adoption of FAS 123R will not have a material impact on our financial statements as there are no stock options outstanding as of September 30, 2005.

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

Operating segment data for the three and nine months ended September 30, 2005 and 2004 is as follows:

Software
	Licenses	Maintenance	Services	Other	Total
Three months-ended September 30, 2005:
Revenues	$ 625,857	$ 1,433,409	$ 1,782,447	$ 12,248	$ 3,853,961
Cost of revenues	$ 96,599	$ 80,655	$ 1,410,142	$ 4,965	$ 1,592,361

Gross profit	$ 529,258	$ 1,352,754	$ 372,305	$ 7,283	$ 2,261,600

Three months-ended September 30, 2004:
Revenues	$ 1,919,732	$ 1,255,231	$ 2,585,838	$ 152,210	$ 5,913,011
Cost of revenues	$ 77,644	$ 162,260	$ 1,727,264	$ 173,136	$ 2,140,304

Gross profit	$ 1,842,088	$ 1,092,971	$ 858,574	$ (20,926)	$ 3,772,707

Nine months-ended September 30, 2005:
Revenues	$ 3,364,492	$ 4,130,239	$ 6,606,811	$ 52,470	$ 14,154,011
Cost of revenues	$ 426,964	$ 323,630	$ 4,620,427	$ 40,063	$ 5,411,084

Gross profit	$ 2,937,528	$ 3,806,609	$ 1,986,384	$ 12,407	$ 8,742,927

Nine months-ended September 30, 2004:
Revenues	$ 4,129,154	$ 3,767,823	$ 8,003,741	$ 524,172	$ 16,424,890
Cost of revenues	$ 412,330	$ 718,125	$ 5,392,921	$ 487,553	$ 7,010,929

Gross profit	$ 3,716,824	$ 3,049,698	$ 2,610,820	$ 36,619	$ 9,413,961

One customer accounted for 14.9% of revenues for the three months ended September 30, 2005 and one customer accounted for 35.5% of revenues for the three months ended September 30, 2004. One customer accounted for 15.11% of revenues for the nine months ended September 30, 2005 and one customer accounted for 31.7% of revenues for the nine months ended September 30, 2004. Approximately 24% of accounts receivable was due from three customers as of September 30, 2005. All of our customers are in the retail industry.

3. Credit Facility

On February 27, 2004, we entered into a $3,500,000 credit facility with a financial institution composed of a $500,000 equipment line of credit and a $3,000,000 accounts receivable revolving line of credit. Each advance under the equipment line of credit shall accrue interest at 0.75% above the prime rate is payable monthly. Beginning November 27, 2004, outstanding borrowings under the equipment line of credit shall be payable in 30 equal monthly installments, plus interest at 0.75% above the prime rate through the maturity date. The equipment line of credit matures in June 2007. The accounts receivable revolving line of credit bears interest at 0.50% above the prime rate .

On November 18, 2004, we amended the above facility. The amended credit facility is comprised of a $3,000,000 accounts receivable revolving line of credit and a $1,000,000 maintenance receivable revolving line of credit. The maintenance revolving line of credit is not to exceed (i) $1.5 million from November 18, 2004 through February 28, 2005, (ii) $1 million from March 1, 2005 through March 31, 2005 and (iii) $500,000 from April 1, 2005 through May 31, 2005. The amended facility does not extend an equipment line of credit. The revolving line of credit bears interest at 0.50% above the prime rate and matured in May 2005. Borrowings were collateralized by substantially all of our assets, including our intellectual property.

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

4. Commitments and Contingencies

We are involved in a dispute related to alleged preference payments to TCI from a customer who subsequently declared bankruptcy.  We have provided a written response to the claimant regarding our defenses to the claims made.  In addition, a former significant customer filed bankruptcy in February 2005. It is not possible to estimate the outcome of these issues; however, we believe that the possible minimum liability could reasonably be $617,000.  As such, we have recorded a $617,000 accrual in the financial statements as of September 30, 2005.

At September 30, 2005, future minimum lease payments under non-cancelable operating leases consist of the following:

Year ending December 31:
2005 (October 1 through December 31)	$176,188
2006	662,539
2007	656,793
2008	48,930

Future minimum lease payments	$1,544,450

Guarantees and Indemnifications - During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated, and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations and thus no liabilities have been recorded for these obligations on our balance sheet at September 30, 2005.

Litigation - In the normal course of business, we are subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on our operations, cash flows and financial position.

5. Related Party Payables

As of September 30, 2005, we have approximately $4.0 million in payables to Retalix Holdings and $110,000 to Retalix Ltd. Subsequent to the acquisition by Retalix Holdings Inc., we received advances of $1.7 million to payoff the lines of credit from Retalix Holdings Inc. In addition, our payroll, related payroll expenses and other expenses of approximately $2.3 million was processed and funded by Retalix Holdings and is recorded as a related party payable. We also incurred $110,000 management fee with Retalix Ltd. for management services performed subsequent to the acquisition.

Item 2. Management's Discussion and Analysis or Plan of Operation.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with our overall strategy to give readers an overview of the goals of our business and the direction in which our business and products are moving. The strategy section is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in this quarterly report for the period ended September 30, 2005, and an Overview of Significant Trends and Developments in Our Business. We then provide an analysis of the financial results for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. We conclude this MD&A with our Business Outlook section wherein we discuss the outlook for the remainder of 2005.

Forward Looking Statements

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-QSB, including "Item 1: Financial Statements". The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by uncertainties and risk factors described throughout this filing and particularly in the "Business Outlook" section. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we can not assure you that such expectations will occur. Our actual results may differ materially, and you should not unduly rely on these forward-looking statements, which speak only as of the date of this report. These forward-looking statements do not reflect the potential impact of any business activities not completed as of November 18, 2005. For example, when our merger with a subsidiary of Retalix Ltd. is completed, our outlook, expected results, future strategy and other forward looking information may change substantially.

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

We have identified the following policies as critical to the understanding of our financial statements and results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout our Management’s Discussion and Analysis where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to our Unaudited Condensed Financial Statements which are included elsewhere herein. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Revenue Trends – We see signs of domestic economic recovery. We believe there are a significant number of sales opportunities that will support a sustained level of activity and we anticipate increases in software license revenues and related services revenues throughout the remainder of 2005. The preponderance of the business in the near term continues to be for our TCI Retail solutions. Our acquisition by Retalix on April 1, 2005 is still fairly recent and although positively received by the market, its full impact on our growth plans is not yet fully known.

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004.

Revenues consist of software license revenues, maintenance, services and other revenues, which represents 16.2%, 37.2%, 46.3% and 0.3%, respectively, of total revenues for the three months ended September 30, 2005 compared to 32.5%, 21.2%, 43.7% and 2.6%, respectively, for the three months ended September 30, 2004. Additionally, revenues from these sources represented 23.8%, 29.2%, 46.7% and .3%, respectively, of total revenues for the nine months ended September 30, 2005 compared to 25.1%, 22.9%, 48.8% and 3.2%, respectively, for the nine months ended September 30, 2004. Total revenues for the three months ended September 30, 2005 were $3.9 million, a decrease of $2,059,083 or 34.8%, from the $5.9 million reported for the three months ended September 30, 2004. Additionally, total revenues for the nine months ended September 30, 2005 were $14.2 million, a decrease of $2,270,879 or 13.8% from the $16.4 million reported for the nine months ended September 30, 2004.

Revenues

Software Licenses. Software license revenue for the three months ended September 30, 2005 decreased $1,293,875 or 67.4% to $625,857 from $1,919,732 for the three months ended September 30, 2004. Software license revenue for the nine months ended September 30, 2005 decreased $764,662 or 18.5% to $3.4 million from $4.1 million for the nine months ended September 30, 2004. The decrease resulted primarily from delayed purchasing decisions due to customers’ uncertainty regarding the long-term direction of the TCI-Retalix product offering. Software license revenue represented 16.2% of total revenue for the three months ended September 30, 2005 compared to 32.5% for the three months ended September 30, 2004. Software license revenue represented 23.8% of total revenue for the nine months ended September 30, 2005 compared to 25.1% for the nine months ended September 30, 2004. The buying cycles of customers appear to have stabilized and thus, we are optimistic that we will see software license growth throughout the remainder of the year.

Maintenance. Maintenance revenue for the three months ended September 30, 2005 increased $178,178 or 14.2% to $1.4 million from $1.3 million for the three months ended September 30, 2004. Maintenance revenue for the nine months ended September 30, 2005 increased $362,416 or 9.6% to $4.1 million from $3.8 million for the nine months ended September 30, 2004. The increase in maintenance revenue primarily results from $8.3 million in new software licenses sold for the eighteen-month period ended September 30, 2005, resulting in an increase in the number of customers under maintenance contracts. Maintenance revenue represented 37.2% of total revenue for the three months ended September 30, 2005 compared to 21.2% for the three months ended September 30, 2004. Maintenance revenue represented 29.2% of total revenue for the nine months ended September 30, 2005 compared to 23.0% for the nine months ended September 30, 2004.

Services. Services revenue for the three months ended September 30, 2005 decreased $803,391 or 31.1% to $1.8 million from $2.6 million for the three months ended September 30, 2004. Services revenue for the nine months ended September 30, 2005 decreased $1,396,930 or 17.5% to $6.6 million from $8.0 million for the nine months ended September 30, 2004. The decrease in services revenue is directly attributed to the bankruptcy of our largest services customer that accounted for nearly $3 million of services revenue during all of 2004. We anticipate stable demand in services revenue for the year due to the acquisition of TCI by Retalix and the operational efforts required to consolidate operations. Services revenue represented 46.2% of total revenue for the three months ended September 30, 2005 compared to 43.7% for the three months ended September 30, 2004. Services revenue represented 46.7% of total revenue for the nine months ended September 30, 2005 compared to 48.7% for the nine months ended September 30, 2004.

Other. Other revenue for the three months ended September 30, 2005 decreased $139,962 or 92.0% to $12,248 from $152,210 for the three months ended September 30, 2004. Other revenue for the nine months ended September 30, 2005 decreased $471,702 or 90.0% to $52,470 from $524,172 for the nine months ended September 30, 2004. The decrease in other revenue results from delivering less hardware, a trend we anticipate will continue into the foreseeable future. Other revenue represented 0.3% of total revenue for the three months ended September 30, 2005 compared to 2.6% for the three months ended September 30, 2004. Other revenue represented 0.4% of total revenue for the nine months ended September 30, 2005 compared to 3.2% for the nine months ended September 30, 2004.

Gross Profit

Gross profit dollars for the three months ended September 30, 2005 decreased $1,511,107 or 40.0% to $2.3 million from $3.8 million for the three months ended September 30, 2004. Gross profit dollars for the nine months ended September 30, 2005 decreased $671,034 or 7.1% to $8.7 million from $9.4 million for the nine months ended September 30, 2004. The decrease in gross profit dollars is primarily from the decreases in software sales and services revenues for the three months ended September 30, 2005. Gross profit percent for the three months ended September 30, 2005 decreased 5.1% to 58.7% from 63.8% for the three months ended September 30, 2004. Gross profit percent for the nine months ended September 30, 2005 increased 4.5% to 61.8% from 57.3% for the nine months ended September 30, 2004. The decrease in gross profit percentage for the three months ended September 30, 2005 versus 2004 is primarily due to decreases in software revenue.

Software License Margins. Software license margins for the three months ended September 30, 2005 decreased $1,312,830 or 71.3% to $529,258 from $1,842,088 for the three months ended September 30, 2004. Software license margins for the nine months ended September 30, 2005 decreased $779,296 or 21.0% to $2.9 million from $3.7 million for the nine months ended September 30, 2004. The decrease in software license margins for the three and the nine months ended September 30, 2005 is primarily due to higher sales of third party software products, which have a higher cost of sale. Software license margins as a percentage of software license revenue were 84.6% and 87.3% for the three and nine months ended September 30, 2005, compared to 96.0% and 90.0% for the three and nine months ended September 30, 2004.

Maintenance Margins. Maintenance revenue margins for the three months ended September 30, 2005 increased $259,783 or 23.8% to $1.4 million from $1.1 million for the three months ended September 30, 2004. Maintenance revenue margins for the nine months ended September 30, 2005 increased $756,911 or 24.8% to $3.8 million from $3.0 million for the nine months ended September 30, 2004. Maintenance revenue margins as a percentage of maintenance revenue were 94.4% and 92.2% for the three and nine months ended September 30, 2005, compared to 87.1% and 80.9% for the three and nine months ended September 30, 2004. The increase in maintenance revenue margins as a percentage of maintenance revenue for the three and nine months ended September 30, 2005 is due to an increase in maintenance revenue and cost savings that resulted from the closure of a regional office used for customer support that will now be housed within our Tucson facility.

Services Margins. Services revenue margins for the three months ended September 30, 2005 decreased $486,269 or 56.6% to $372,305 from $858,574 for the three months ended September 30, 2004. Services revenue margins for the nine months ended September 30, 2005 decreased $624,436 or 23.9% to $2.0 million from $2.6 million for the nine months ended September 30, 2004. The decrease in services revenue margins for the three and nine months ended September 30, 2005 is primarily due to bankruptcy of our largest services customer. Services revenue margins as a percentage of services revenue were 20.9% and 30.1% for the three and nine months ended September 30, 2005, compared to 33.2% and 32.6% for the three and nine months ended September 30, 2004. The decrease in services revenue margins as a percentage of services revenues is due to decreased utilization within our professional services staff and stable total headcount.

Other Margins. Other revenue margins for the three months ended September 30, 2005 increased $28,209 or 134.8% to $7,283 from a loss of $(20,926) for the three months ended September 30, 2004. Other revenue margins for the nine months ended September 30, 2005 decreased $24,212 or 66.1% to $12,407 from $36,619 for the nine months ended September 30, 2004. Other revenue margins as a percentage of other revenue were 59.5% and 23.6% for the three and nine months ended September 30, 2005, compared to (13.7%) and 7.0% for the three and nine months ended September 30, 2004. The increase in other revenue margins as a percentage of other revenue for the three and nine months ended September 30, 2005 was primarily related to variances in third party vendor pricing over the same period in 2004. This decrease in other revenue related to lower hardware sales within our packaged marketplace.

Operating Expenses

Operating expenses for the three months ended September 30, 2005 decreased $463,933 or 12.8% to $3.2 million from $3.7 million for the three months ended September 30, 2004. Operating expenses for the nine months ended September 30, 2005 increased $4.2 million or 38.1% to $16.2 million from $12.0 million for the nine months ended September 30, 2004. Operating expenses represented 82.3% and 114.3% of total revenues for the three and nine months ended September 30, 2005 compared to 61.5% and 71.3% for the three and nine months ended September 30, 2004. The increase in operating expenses for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is primarily attributable to acquisition related costs associated with the Retalix purchase on April 1, 2005 and legal fees incurred in connection with the acquisition.

Product Development. Product development expenses for the three months ended September 30, 2005 decreased $2,933 or .4% to $740,662 from $743,595 for the three months ended September 30, 2004. Product development expenses for the nine months ended September 30, 2005 decreased $252,553 or 9.8% to $2.3 million from $2.6 million for the nine months ended September 30, 2004. The decrease in product development expense primarily results from decreased headcount and efforts to increase development efficiencies through process improvement and through the reduction of expenses associated with lower development resources needed to support our heritage product, IMS. Product development expenses represented 19.2% and 16.4% of total revenue for the three and nine months ended September 30, 2005 compared to 12.6% and 15.7% for the three and nine months ended September 30, 2004.

Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2005 decreased $756,238 or 43.5% to $1.0 million from $1.7 million for the three months ended September 30, 2004. Sales and marketing expenses for the nine months ended September 30, 2005 decreased $1,212,487 or 23.0% to $4.1 million from $5.3 million for the nine months ended September 30, 2004. The decrease in sales and marketing expenses during the three and nine months ended September 30, 2005 is primarily due to decreased headcount, decreases in marketing activities and focused cost control efforts. Sales and marketing expenses represented 25.5% and 28.6% of total revenue for the three and nine months ended September 30, 2005 compared to 29.4% and 32.1% for the three and nine months ended September 30, 2004.

General and Administrative. General and administrative expenses for the three months ended September 30, 2005 increased $295,239 or 25.6% to $1.4 million from $1.2 million for the three months ended September 30, 2004. General and administrative expenses for the nine months ended September 30, 2005 increased $2.0 million or 51.0% to $5.9 million from $3.9 million for the nine months ended September 30, 2004. The increase in general and administrative expenses during the three and nine months ended September 30, 2005 is due to acquisition related transition costs and legal fees. General and administrative expenses represented 37.6% and 41.4% of total revenue for the three and nine months ended September 30, 2005 compared to 19.5% and 23.6% for the three and nine months ended September 30, 2004.

Acquisition Related Costs. Acquisition related costs for the nine months ended September 30, 2005 resulted from our acquisition by Retalix on April 1, 2005. In conjunction with this transaction, certain one-time termination costs were incurred or became determinable. Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) has been applied to this transaction. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date we committed to the exit plan. Restructuring charges are not directly identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating loss from the business segments. The following table presents the one-time termination costs incurred relating to this transaction:

Stock option termination costs	$1,697,794
Facility & lease termination costs	586,645
Professional fees	542,167
Employee severance and benefit termination costs	1,120,073
Total transaction related costs	$3,946,679

Liquidity and Capital Resources

Historically, we have financed our operations primarily through private sales of equity securities and working capital. We expect to finance future operations through existing cash, working capital and funding from our majority stockholder, Retalix. We had working capital of ($5.7 million) at September 30, 2005 compared with ($11,000) at December 31, 2004. The decrease in working capital is primarily due to increase in related party payables of $4.0 million, increase in accrued expenses of $1.3 million, offset by a decrease in deferred revenue of $493,000 and increase in allowance for bad debts of $887,000 . Cash and cash equivalents at September 30, 2005 were $730,359 a decrease of $2.6 million from the $3.3 million reported at December 31, 2004. Cash balances decreased in the nine months ended September 30, 2005 primarily as a result of a net loss, an increase in transaction related accrued expenses and the increase in deferred revenue attributed to our annual maintenance billing recorded in the nine months ended September 30, 2005. In September 30, 2005, we had approximately $4.0 million in payables to Retalix Holdings Inc. related to the payoff of our lines of credit and payoff of payroll, related payroll expenses and other expenses they funded, and $110,000 to Retalix Ltd. related to management fees.

Operating activities provided cash of $10,717 in the nine months ended September 30, 2005. Cash provided by operating activities in the nine months ended September 30, 2005 results primarily from a net loss of $7.5 million offset by an increase of $3.5 million in accrued expenses related to our acquisition by Retalix, and a $887,000 increase in allowance for bad debts. We had net receivables of $2.4 million at September 30, 2005 compared to $3.4 million at December 31, 2004.

Investing activities used cash of $169,264 in the nine months ended September 30, 2005. Cash used by investing activities in the nine months ended September 30, 2005 results from the purchase of software and computer equipment. We expect capital expenditures to be approximately $100,000 for the remainder of 2005, which we expect to be paid by Retalix Holdings Inc. using existing cash and working capital.

Financing activities used cash of $2.5 million during the nine months ended September 30, 2005. Cash used by financing activities for the nine month period ending September 30, 2005 results from the repayment of our lines of credit and capital lease obligations.

We believe that our cash, combined with that of Retalix’s working capital, will provide adequate liquidity to meet our anticipated operating requirements for at least the next twelve months.

Business Outlook

As we look ahead to the rest of 2005, we are planning for growth. Our acquisition by Retalix on April 1, 2005 is still fairly recent and although positively received by the market, its full impact on our growth plans is not yet fully known.

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

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The accounting provisions of FAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins on or after December 15, 2005. We will adopt the provisions of FAS 123R effective on the first quarter of 2006 using a modified prospective application. Under the modified prospective application, FAS 123R, will apply to new awards, unvested awards that are outstanding on the effective date and any awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. We believe adoption of FAS 123R will not have a material impact on our financial statements as there are no stock options outstanding as of September 30, 2005.

Certain Risks That May Affect Future Results

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.

Investors evaluating our business should carefully consider the factors described below and all other information contained in this Form 10-QSB. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. This section should be read in conjunction with the unaudited financial statements and notes thereto for the periods ended September 30, 2005 and 2004 contained elsewhere in this Form 10-QSB and our audited financial statements and notes thereto contained in our Form 10-KSB for the year ended December 31, 2004.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report of our management’s assessment of the effectiveness of our internal control over financial reporting and our auditors are required to provide a report on management’s assessment and their own audit of our internal control over financial reporting. We are not required to provide our internal control report and related audit report until our fiscal year ending December 31, 2007. Compliance with the Sarbanes-Oxley Act regulations is costly, and requires resources beyond our current capacities. To date, we have not prepared an internal plan of action for compliance, and we have not begun the process of assessing our internal controls to provide the basis for our internal control report. We expect to be able to furnish the internal control report and related attestation report when due. However, if we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in Economic, Political and Market Conditions Could Cause Decreases in Demand for Our Software and Related Services Which Could Negatively Affect Our Revenue and Operating Results.

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

A Loss of Important Customers May Result in a Loss of Revenues.

One customer accounted for 14.9% of revenues for the three months ended September 30, 2005 and one customer accounted for 35.5% of revenues for the three months ended September 30, 2004. One customer accounted for 15.11% of revenues for the nine months ended September 30, 2005 and one customer accounted for 31.7% of revenues for the nine months ended September 30, 2004. No other single customer accounted for more than 10% of 2004 or 2005 total revenues to date. A loss of any significant customer could have a material adverse effect on our operations. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, features and price of our current and future products. A failure to add new customers that make significant purchases of our products and services could impair future revenues.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our acting CEO and our CFO concluded that our disclosure controls and procedures are effective~~.~~

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TCI SOLUTIONS, INC.

Dated: November 18, 2005	By:	/s/ Victor Hamilton
Victor Hamilton Acting Chief Executive Officer

Dated: November 18, 2005	By:	/s/ Stephen P. DeSantis
Stephen P. DeSantis Executive Vice President and Chief Financial Officer